Form 10-Q
period 1995-03-31
NATIONAL PROPERTIES CORP
filed 1995-05-05
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1995         Commission file number 0-305


NATIONAL PROPERTIES CORPORATION
(Exact name of registrant as specified in its charter)


Iowa                                                      42-0860581
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification No.)


4500 Merle Hay Road, Des Moines, Iowa                          50310
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:   (515) 278-1132


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirement for the past 90 days.

Yes __X__      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK (PAR VALUE $1.00)
459,745 SHARES AS OF April 30, 1995

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             March 31,    December 31,
                                                 1995            1994
CURRENT ASSETS
Cash                                          166,010         238,660
Current portion - mortgage loans receivable     6,500           7,222
Accounts receivable                             6,734          17,894
Other                                           4,837           6,747
                                           ----------      ----------
Total current assets                          184,081         270,523
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,289,975       4,289,975
Buildings and improvements                 20,105,570      20,105,570
Furniture and equipment                        51,481          51,481
                                           ----------      ----------
                                           24,447,026      24,447,026

Less - accumulated depreciation             6,954,940       6,765,175
                                           ----------      ----------
Property and equipment - net               17,492,086      17,681,851
                                           ----------      ----------

OTHER ASSETS
Marketable securities
(1995 at market; cost $816,469)
(1994 at market; cost $883,571)             1,675,400       1,601,650
Long-term portion - mortgage loans              3,660           4,795
Deferred charges and other assets              39,125          40,780
                                           ----------      ----------
                                            1,718,185       1,647,225
                                           ----------      ----------
                                           19,394,352      19,599,599
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               11,722           7,211
Notes payable                                 200,000         425,000
Accrued liabilities                           292,624         329,149
Current maturities of long-term debt          268,948         612,392
Federal and State income taxes                134,339          69,062
                                           ----------      ----------
Total current liabilities                     907,633       1,442,814
                                           ----------      ----------
LONG-TERM DEBT                              6,753,166       6,758,075
                                           ----------      ----------
DEFERRED INCOME TAXES                         306,800         256,500
                                           ----------      ----------
256,500
STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1995-459,745 shares; 1994-461,313 shares)    459,745         461,313
Retained earnings                          10,414,877      10,219,318
Net unrealized gain-marketable securities     552,131         461,579
                                           ----------      ----------
Total stockholders' equity                 11,426,753      11,142,210
                                           ----------      ----------
                                           19,394,352      19,599,599
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                                    For Quarter Ended
                                                        March 31,
                                                 1995            1994
Income
Lease rental income                           792,988         737,821
Interest income                                   178             117
Dividend income                                23,910          28,434
Gain on sale of securities                     20,848          18,741
                                              -------         -------
Total income                                  837,924         785,113
                                              -------         -------
Expenses
Depreciation                                  189,765         181,318
Interest                                      169,237         116,902
Salaries and wages                             63,654          59,255
Property, payroll
and misc. taxes                                15,145          14,999
Other expenses                                 43,437          45,013
                                              -------         -------
Total expenses                                481,238         417,487
                                              -------        -------

Income before income taxes                    356,686         367,626
Federal and State income taxes                128,000         132,300
                                              -------         -------
Net income                                    228,686         235,326
                                              =======         =======

Per share of common stock                    50 cents        50 cents
Weighted average shares
outstanding                                   459,931         466,411
Dividends declared per share                     None            None

Prepared from the books of the Company without audit. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the above stated periods have been included.

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                               March 31,
                                                          1995          1994
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                             228,686       235,326
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          191,420       184,888
(Gain) loss on sale of securities                      (20,848)      (18,741)
Changes in assets and liabilities
Accounts receivable                                     11,162        10,863
Prepaid expenses and deferred charges                    1,910         1,717
Accounts payable and accrued expenses                  (32,016)      (25,678)
Federal and State income taxes                          65,277       104,977
                                                      --------      --------
Net cash provided by operations                        445,591       493,352
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                          -             -
Payments received on mortgage notes                      1,857         2,401
Purchase of securities                                       -       (80,397)
Proceeds - sale of securities                           87,950        74,572
                                                      --------      --------

Net cash provided by (used in) investing activities     89,807        (3,424)
                                                      --------       --------

CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on long-term debt                   (63,353)      (57,500)
Net borrowings under line of credit agreements        (510,000)     (350,000)
Purchase of treasury stock                             (34,695)      (55,525)
                                                      --------      ---------
Net cash provided by (used in) financing activities   (608,048)     (463,025)
                                                      --------      --------

Net increase (decrease) in cash                        (72,650)       26,903
Cash at beginning of period                            238,660       154,384
                                                      --------      --------
Cash at end of period                                  166,010       181,287
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       187,177       144,280
Income tax payments                                     62,723        27,323

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants under net lease arrangements.

As detailed on the Income Statement,total income for the first quarter of 1995 increased approximately $53,000 as compared to the same period for 1994 primarily as a result of an increase in lease rental income of approximately $55,000. Two convenience stores acquired in April 1994, and a parcel of land acquired in December of 1994, produced rental income of approximately $59,000 in the first quarter of 1995. In addition, contingent rentals based on sales overages increased approximately $11,000. These increases were offset by a reduction of approximately $16,000 in rental income resulting from the sale of a restaurant property in July 1994.

The increase in depreciation and interest expense aggregating approximately $61,000 is directly related to property acquisitions. In addition, the prime rate of interest on borrowings increased from slightly more than an average of 6.0% in the first quarter of 1994 to slightly more than an average of 8.5% in the first quarter of 1995.

As of March 31, 1995, the Company's main sources of liquidity consisted of:
$166,000 in cash, marketable securities having a market value of approximately $1,675,000 and a $4,685,000 remaining loan balance available on three lines of credit with two local banks. In addition, the Company owns unencumbered real estate having an aggregate cost of approximately $10,000.000. A convenience store, constructed at a cost of approximately $650,000 on Company owned land, is scheduled for closing June 1, 1995, and will be financed by funds drawn on the Company's credit line.

Management believes that its cash flow from operations and other potential sources of cash will be sufficient to finance current and projected operations. However, future cash flow may be impaired because of financial difficulties being experienced by the tenant of three garden center properties, which currently generated a monthly rental income of $38,000.

PART II.   OTHER INFORMATION.

           No applicable items.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION

Date      5/5/95                          By______________________________
                                          Raymond Di Paglia, President

Date      5/5/95                          By______________________________
                                          Robert W. Guely, Vice President
                                          and Chief Financial Officer