Form 10-Q/A
period 1995-03-31
NATIONAL PROPERTIES CORP
filed 1995-06-23
CIK 70453

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

AMENDMENT TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

NATIONAL PROPERTIES CORPORATION

Date     6/23/95                          By______________________________
                                          Raymond Di Paglia, President

Date     6/23/95                          By______________________________
                                          Robert W. Guely, Vice President
                                          and Chief Financial Officer

This amendment is being filed to supply Exhibit 27, Financial Data Schedule (electronic filing only), which was not included with the original submission.