Form 10-Q
period 1995-06-30
NATIONAL PROPERTIES CORP
filed 1995-08-07
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
458,625 SHARES AS OF July 31, 1995

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                              June 30,    December 31,
                                                 1995            1994
CURRENT ASSETS
Cash                                          100,219         238,660
Current portion - mortgage loans receivable     5,500           7,222
Accounts receivable                            17,323          17,894
Other                                           2,932           6,747
                                           ----------      ----------
Total current assets                          125,974         270,523
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,112,975       4,289,975
Buildings and improvements                 20,506,062      20,105,570
Furniture and equipment                        51,481          51,481
                                           ----------      ----------
                                           24,670,518      24,447,026

Less - accumulated depreciation             7,100,343       6,765,175
                                           ----------      ----------
Property and equipment - net               17,570,175      17,681,851
                                           ----------      ----------

OTHER ASSETS
Marketable securities
(1995 at market; cost $604,141)
(1994 at market; cost $883,571)             1,474,874       1,601,650
Long-term portion - mortgage loans              2,777           4,795
Deferred charges and other assets              37,470          40,780
                                           ----------      ----------
                                            1,515,121       1,647,225
                                           ----------      ----------
                                           19,211,270      19,599,599
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                7,853           7,211
Notes payable                                 572,302         425,000
Accrued liabilities                           155,507         329,149
Current maturities of long-term debt          275,420         612,392
Federal and State income taxes                 (1,389)         69,062
                                           ----------      ----------
Total current liabilities                   1,009,693       1,442,814
                                           ----------      ----------
LONG-TERM DEBT                              6,250,831       6,758,075
                                           ----------      ----------
DEFERRED INCOME TAXES                         310,998         256,500
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1995-458,845 shares; 1994-461,313 shares)    458,845         461,313
Retained earnings                          10,621,167      10,219,318
Net unrealized gain-marketable securities     559,736         461,579
                                           ----------      ----------
Total stockholders' equity                 11,639,748      11,142,210
                                           ----------      ----------
                                           19,211,270      19,599,599
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      1995       1994       1995       1994
Income
Lease rental income                780,417    775,312  1,573,405  1,513,133
Interest income                        745        289        923        606
Dividend income                     23,452     29,484     47,362     57,718
Gain on sale of securities          37,180     69,063     58,028     87,804
                                 ---------  ---------  ---------  ---------
Total income                       841,794    874,148  1,679,718  1,659,261
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       190,725    187,794    380,490    369,112
Interest                           168,111    151,604    337,348    268,506
Salaries and wages                  64,703     60,040    128,357    119,295
Property, payroll
and misc. taxes                     19,979     18,613     35,124     33,662
Other expenses                      48,699     46,619     92,136     91,582
                                 ---------  ---------  ---------  ---------
Total expenses                     492,217    464,670    973,455    882,157
                                 ---------  ---------  ---------  ---------

Income before income taxes         349,577    409,478    706,263    777,104
Federal and State income taxes     126,000    147,500    254,000    279,800
                                 ---------  ---------  ---------  ---------
Net income                         223,577    261,978    452,263    497,304
                                 =========  =========  =========  =========

Per share of common stock            $0.50      $0.56      $0.98      $1.07
Weighted average shares
outstanding                        459,662    465,823    459,392    465,234
Dividends declared per share         $0.00      $0.18      $0.00      $0.18

Prepared from the books of the Company without audit. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the above stated periods have been included.

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                          Six Months Ended
                                                              June 30,
                                                         1995          1994
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                            452,263       497,304
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                         383,800       376,253
(Gain) loss on sale of securities                     (58,028)      (87,804)
Changes in assets and liabilities
Accounts receivable                                       572           600
Prepaid expenses and deferred charges                   3,815         3,422
Accounts payable and accrued expenses                (173,001)     (116,044)
Federal and State income taxes                        (70,451)       31,965
                                                     --------     ---------
Net cash provided by operations                       538,970       705,696
                                                     --------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                  (268,814)   (1,916,846)
Payments received on mortgage notes                     3,740         4,745
Purchase of securities                                      -      (298,601)
Proceeds - sale of securities                         337,459       287,856
                                                     --------     ---------
Net cash provided by (used in) investing activities    72,385    (1,922,846)
                                                     --------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on long-term debt                 (128,216)     (116,495)
Net borrowings under line of credit agreements       (568,698)    1,375,000
Purchase of treasury stock                            (52,882)      (94,995)
                                                     --------     ---------
Net cash provided by (used in) financing activities  (749,796)    1,163,510
                                                     --------     ---------

Net increase (decrease) in cash                      (138,441)      (53,640)
Cash at beginning of period                           238,660       154,384
                                                     --------     ---------
Cash at end of period                                 100,219       100,744
                                                     ========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                      356,261       265,384
Income tax payments                                   324,451       247,835

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants under net lease arrangements.

As detailed on the income statement total income for the first six months of 1995 increased approximately $20,000 as compared to the same period for 1994. The increase in lease rental income of approximately $60,000 was primarily due to two convenience stores acquired April 1994, and a parcel of land acquired in December 1994. These three properties produced rental income of approximately $118,000 for the first six months of 1995 as compared to approximately $38,000 for the same period in 1994. In addition, contingent rentals based on sales overages increased approximately $8,000. These increases were offset by a reduction of approximately $33,000 in rental income resulting from the sale of a restaurant property in July 1994.

The increase of approximately $91,000 in total expenses is primarily due to increased depreciation and interest costs aggregating approximately $80,000.

On June 19, 1995, a portion of real estate owned by the Company in Ankeny, Iowa, was sold for $462,000, and on June 30, 1995, a convenience store located in Clive, Iowa was acquired in a qualified IRS 1031 Exchange for $730,814.
The Ankeny property had a book value of $180,000 and the resultant non-taxable gain of $282,000 reduced the basis of the Clive property to $448,814. The cash balance of $272,302 needed to complete the exchange was financed with funds drawn on the Company's short-term credit line.

As of June 30, 1995, the Company's main sources of liquidity consisted of:
$100,200 in cash, marketable securities having a marketable value of approximately $1,475,000 and a remaining balance of $4,144,000 available for withdrawal on three lines of credit with two local banks. In addition, the Company owns unencumbered real estate having an aggregate cost of approximately $10,000,000.

Management believes that its cash flow from operations and other potential sources of cash will be sufficient to finance current and projected operations. Future cash flow, however, may be impaired because of financial difficulties being experienced by the tenant of three garden center properties, which currently generate a monthly rental income of approximately $38,000.


PART II.   OTHER INFORMATION.

           No applicable items.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION

Date      8/2/95                          By__/S/_Raymond_Di_Paglia_______
                                          Raymond Di Paglia, President

Date      8/2/95                          By__/S/_Robert_W_Guely__________
                                          Robert W. Guely, Vice President
                                          and Chief Financial Officer