Form 10-Q
period 1995-09-30
NATIONAL PROPERTIES CORP
filed 1995-11-03
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1994     Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
457,005 SHARES AS OF November 1, 1995

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                        September 30,    December 31,
                                                 1995            1994
CURRENT ASSETS
Cash                                          108,437         238,660
Current portion - mortgage loans receivable     4,000           7,222
Accounts receivable                             2,552          17,894
Other                                             791           6,747
                                           ----------      ----------
Total current assets                          115,780         270,523
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,114,036       4,289,975
Buildings and improvements                 20,506,062      20,105,570
Furniture and equipment                        51,481          51,481
                                           ----------      ----------
                                           24,671,579      24,447,026

Less - accumulated depreciation             7,292,238       6,765,175
                                           ----------      ----------
Property and equipment - net               17,379,341      17,681,851

OTHER ASSETS
Marketable securities
(1994 at market; cost $566,289)
(1994 at market; cost $883,571)             1,501,599       1,601,650
Long-term portion - mortgage loans                487           4,795
Deferred charges and other assets              35,815          40,780
                                           ----------      ----------
                                            1,537,901       1,647,225
                                           ----------      ----------
                                           19,033,022      19,599,599
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                8,733           7,211
Notes payable                                 625,000         425,000
Accrued liabilities                           116,853         329,149
Current maturities of long-term debt          282,051         612,392
Federal and State income taxes                  5,811          69,062
                                           ----------      ----------
Total current liabilities                   1,038,448       1,442,814
                                           ----------      ----------
LONG-TERM DEBT                              5,753,787       6,758,075
Deferred Income Tax                           333,906         256,500
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1995-457,935 shares; 1994-461,313 shares)    457,935         461,313
Retained earnings                          10,847,541      10,219,318
Net Unrealized Gain on Marketable Securities  601,405         461,579

                                           ----------      ----------
Total stockholders' equity                 11,906,881      11,142,210
                                           ----------      ----------
                                           19,033,022      19,599,599
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                  Three months ended        Nine months ended
                                      September 30,           September 30,
                                   1995        1994        1995        1994

Income
Lease rental income             785,669     754,499   2,359,074   2,267,632
Interest income                     179       4,183       1,102       4,789
Dividend income                  20,810      22,380      68,172      80,098
Gain on sale of securities       44,795       5,486     102,823      93,290
                               --------    --------   ---------   ---------
    Total income                851,453     786,548   2,531,171   2,445,809
                               --------    --------   ---------   ---------

Expenses
Depreciation                    191,895     191,377     572,385     560,489
Interest                        155,309     162,411     492,657     430,917
Salaries and wages               68,490      60,845     196,847     180,140
Property, payroll and
  misc. taxes                    11,499      11,913      46,623      45,525
Other expenses                   45,916      43,766     138,052     135,398
                               --------    --------   ---------   ---------
    Total expenses              473,109     470,312   1,446,564   1,352,469
                               --------    --------   ---------   ---------

Income before income taxes      378,344    316,236   1,084,607   1,093,340
Federal and State income taxes  136,500    113,800     390,500     393,600
                               --------   --------   ---------   ---------
Net income                      241,844    202,436     694,107     699,740
                               ========   ========   =========   =========


Per share of common stock          0.53       0.44        1.51        1.51
Weighted average
  shares outstanding            459,075    464,559     458,758     463,884
Cash dividend paid - per share     0.00       0.18       $0.00        0.18

Prepared from the books of the Company without audit. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the above stated periods have been included.

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Nine Months Ended
                                                             September 30,
                                                          1995          1994
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                             694,107       699,740
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          577,350       571,200
(Gain) loss on sale of securities                     (102,823)      (93,290)
Changes in assets and liabilities
Accounts receivable                                     15,343        12,903
Prepaid expenses and deferred charges                    5,956         1,213
Accounts payable and accrued expenses                 (210,775)     (109,804)
Federal and State income taxes                         (63,251)       36,490
                                                    ----------    ----------
Net cash provided by operations                        915,907     1,118,452
                                                    ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                   (269,875)   (1,899,520)
Payments received on mortgage notes                      7,530         9,403
Purchase of securities                                 (98,687)     (329,127)
Proceeds - sale of securities                          518,792       311,499
                                                    ----------    ----------
Net cash provided by (used in) investing activities    157,760    (1,907,745)
                                                    ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on long-term debt                  (194,628)     (176,881)
Purchase of treasury stock                             (69,262)     (140,883)
Dividends Paid                                             -0-       (83,607)
Net borrowings under line of credit agreements        (940,000)    1,115,000
                                                    ----------    ----------
Net cash provided by (used in) financing activitie  (1,203,890)     713,629
                                                    ----------    ----------
Net decrease in cash                                  (130,223)      (75,664)
Cash at beginning of period                            238,660       154,384
                                                    ----------    ----------
Cash at end of period                                  108,437        78,720
                                                    ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       510,648       419,458
Income tax payments                                    453,751       357,110

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Sale of real estate                                    462,000       473,551
Basis of property                                      180,000       269,156
                                                    ----------    ----------
Deferred 1031 gain                                     282,000       204,395
                                                    ----------    ----------


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


	The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants under net lease arrangements.

	As detailed on the Income Statement, total income for the first nine months of 1995 increased approximately $85,000 as compared to the same period for 1994. The increase in lease rental income of approximately $91,000 was primarily due to two convenience stores acquired April 1994, and a parcel of land acquired in December, 1994. These properties produced rental income of approximately $196,000 for the first nine months of 1995 as compared to approximately $85,000 for the same period in 1994. In addition, contingent rentals based on sales overages increased approximately $10,000. These increases were offset by a reduction of approximately $35,000 in rental income resulting from the sale of a restaurant property in July, 1994.

	Total expenses for the nine months ended September 30, 1995, increased approximately $94,000 as compared to the same period for 1994. The increase is primarily due to increased depreciation, interest and payroll costs aggregating approximately $90,000.

	On June 19, 1995, a portion of real estate owned by the Company in Ankeny, Iowa was sold for $462,000, and on June 30, 1995, a convenience store located in Clive, Iowa was acquired in a qualified IRS 1031 Exchange for $730,814. The Ankeny property had a book value of $180,000 and the resultant non-taxable gain of $282,000 reduced the basis of the Clive property to $448,814. The cash balance of $272,302 needed to complete the exchange was financed with funds drawn on the Company's short-term credit line.

	As of September 30, 1995, the Company's main sources of liquidity consisted of: $108,400 in cash, marketable securities having a marketable value of approximately $1,502,000 and a remaining balance of $4,500,000 available for withdrawal on three lines of credit with two local banks.

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

NATIONAL PROPERTIES CORPORATION

Date      11/4/95                         By___/S/RAYMOND DI PAGLIA___
                                          Raymond Di Paglia, President

Date      11/4/95                         By____/S/ROBERT W. GUELY____
                                          Robert W. Guely, Vice President
                                          and Chief Financial Officer