Form 10-K
period 1995-12-31
NATIONAL PROPERTIES CORP
filed 1996-03-22
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1995

Commission file number: 0-305

Name of registrant: NATIONAL PROPERTIES CORPORATION
I.R.S. Employer Identification Number: 42-0860581
Address: 4500 Merle Hay Road, Des Moines, Iowa 50310
telephone number: (515) 278-1132

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $1.00 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No _____

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by the reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.

$3,423,420 as of March 1, 1996

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $1.00 - March 1, 1996 - 455,335 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1996 annual meeting of Stockholders See Part III



PART I

Item 1.   Business

(a) General Development of Business. The Registrant, organized under the Iowa Business Corporation Act, is engaged principally in the development of commercial real estate for lease to tenants under net lease arrangements. The Registrant also derives revenues from its portfolio of investment securities.

On June 21, 1995, approximately 2 acres of real estate owned by the Registrant in Ankeny, Iowa, was sold for $458,512, net of selling expenses and on June 30, 1995, a convenience store building located in Clive, Iowa, was acquired in a qualified IRC Section 1031 Exchange for $730,814. The cash balance of $272,302 to complete the exchange was drawn on the Registrant's short-term line of credit.

On November 9, 1995, approximately 1.5 acres of the Ankeny, Iowa, real estate was sold for $321,920, net of selling expenses, and on December 28, 1995, land and a restaurant building adjoining an existing company owned convenience store in Herculaneum, Missouri was acquired in a qualified IRC section 1031 Exchange for #386,600. The cash balance of $64,680 to complete the exchange was drawn on the Registrant's short-term line of credit.

(b)   Financial Information About Industry Segments.  The
      Registrant operates in a single industry segment.

(c)   Narrative Description of Business.


Real Estate Held For Investment

The Registrant seeks to acquire or develop improved real estate properties suitable for lease to commercial tenants. It is the Registrant's policy to invest in properties which are fully leased to a single tenant which is responsible for payment of real estate taxes, insurance, utilities and repairs. Under such circumstances, the Registrant has limited management responsibilities for such properties once they are constructed and leased. In most cases properties are constructed by the tenant and conveyed to the Registrant under a sale and leaseback arrangement. It is not the policy of the Registrant to invest in multiple tenant office buildings or residential facilities. Primary factors considered by the Registrant in developing a property for lease are the use to be made of the property, its location, the nature and credit standing of the tenant, the rental income to be derived under the lease, and the ability of the Registrant to utilize the property or dispose of it upon termination of the lease.

All of the investment properties now owned by the Registrant are located in Arizona, Georgia, Iowa, Kansas, Missouri, Nebraska, Oklahoma, and Texas. The Registrant has placed no limitations, however, on the locations in which it is willing to develop properties in the future.

The commercial real estate acquired by the Registrant is normally purchased with funds drawn on the Registrants lines of credit. In most cases, the Registrant gives careful consideration to the rate of return which it will receive from an investment based on the original cost thereof to the Registrant without regard to possible mortgage financing. While the rate of return varies, it has ranged generally from 10% to 13%.

Real estate investments acquired or developed by the Registrant are not held for resale, but are held as long-term investments. The Registrant may, however, dispose of properties depending upon the circumstances then existing.

Virtually all of the Registrant's development activity is handled by its President, including lease negotiations, site acquisitions, construction activities, and financing.

The real estate investment activity engaged in by the Registrant is highly competitive, with numerous investors seeking to develop properties for lease to qualified tenants. These competitors include numerous major national financial institutions with resources and abilities to attract tenants which are far greater than those of the Registrant; as well as many other types of full-time and part-time real estate investors.

At December 31, 1995, the Registrant owned 38 leased properties having an aggregate cost of $24,461,983. The rental income for 1995 on these leased properties amounted to $3,094,050. Seven of the properties are leased to two restaurant operators and account for 20.5% of rental income; four telephone service center buildings and one Goodyear Tire Service Center building account for 10.6% of rental income; sixteen QuikTrip Convenience stores and one related office building account for 47.0% of rental income; three nurseries (garden centers) account for 15.3% and three 7-Eleven Convenience stores, one motel land lease and three office buildings account for the balance of 6.6%. In addition to the foregoing, other properties, held for future development, generated rental income of $45,928 in 1995.

The tenants of all 38 leased properties are currently in compliance with the terms of their respective leases. However, Sunbelt Nursery Group, Inc., which operates approximately 98 retail nurseries (Garden Centers), including three owned by the Registrant, has reported losses aggregating approximately $13 million for the two years ended January 31, 1995, and is expected to report a loss for the year ended January 31, 1996. The three stores owned by the Registrant generate annual rental income of approximately $455,000 of which $78,000 on one of the nursery properties is guaranteed by a third party. During the past two years, Sunbelt has taken significant steps to restore profitability. However, in the event Sunbelt determines that a Chapter 11 Reorganization is necessary, the Registrant may incur a substantial reduction in future lease rental income.

Other Investments

The Registrant has a portion of its assets invested in marketable securities which had a market value of $1,537,475 as of December 31, 1995.

Employees

The Registrant currently employs 6 persons; 4 full-time employees and 2 part-time employees.

Item 2 - Part 1
Properties (Dec. 31, 1995)                       Land    Bldgs. &   Accumulated     Rental     Lease    Renewal    Mortgage    Int.
                                                 Cost    Improve.  Depreciation  Income 1994  Expires   Options     Balance    Rate
                                            ---------  ----------  ------------  -----------  -------  --------  ----------  ------
A. DAYS INN-LAND LEASE   Newton, Ia.           82,500           -             -       23,408     2006  4-10 Yr.           -
                                            ---------  ----------  ------------  -----------                     ----------
B. RESTAURANT PROPERTIES
  Perkins 'Cake & Steak  Des Moines, Ia.      137,000     343,365       262,102       60,695     1996   2-5 Yr.      50,261   9-1/2
  Perkins 'Cake & Steak  Des Moines, Ia.      140,000     341,602       259,617       76,108     1997   2-5 Yr.      53,173   9-1/2
  Perkins 'Cake & Steak  Des Moines, Ia.      200,000     373,193       337,428       71,893     1997   2-5 Yr.      98,266   9-1/2
  Perkins 'Cake & Steak  Newton, Ia.          112,500     485,181       388,145       84,424     1999   2-5 Yr.           -
  Perkins 'Cake & Steak  Des Moines, Ia.      243,166     498,675       398,940      105,192     2000   2-5 Yr.           -
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     772,000       501,800      114,778     2005   3-5 Yr.           -
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000       396,307      122,218     2005   6-5 Yr.           -
                                            ---------  ----------  ------------  -----------                     ----------
    Total                                   1,090,666   3,552,016     2,544,339      635,308                        201,700
                                            ---------  ----------  ------------  -----------                     ----------
C. SERVICE CENTERS
  Northwestern Bell      Decorah,  Ia.         20,000     191,102       120,394       22,966     1999   1-5 Yr.           -
  Northwestern Bell      Cedar Rapids, Ia.     37,000     397,394       225,196       46,620     1996   2-5 Yr.        31,885 7-1/2
  Continental Tel. Co.   Chariton, Ia.          8,364     541,755       343,112       70,641     2000      -  )           -
  Continental Tel. Co.   Fayette, Ia.           6,322     428,685       271,501       56,190     2000      -  )       430,879     10
  Goodyear Service Ctr.  Wichita, KS.         100,000     978,725       203,281      132,000     2004   4-5 Yr.           -
                                            ---------  ----------  ------------  -----------                     ----------
    Total                                     171,686   2,537,661     1,163,484      328,417                        462,764
                                            ---------  ----------  ------------  -----------                     ----------

D. CONVENIENCE STORES
  QuikTrip               a Des Moines, Ia.    144,664     691,878       201,863      108,634     2010   2-5 Yr.           -
  QuikTrip & Off. Bldg.  Des Moines, Ia.      215,000     672,000       432,320       97,722     1999   2-5 Yr.       243,363  10-
1/2
  QuikTrip               Des Moines, Ia.       50,000     185,000       142,604        39,430     2000   2-5 Yr.           -
  QuikTrip               Des Moines, Ia.       60,000     200,000       177,778        44,057     2002   1-5 Yr.           -
  QuikTrip               Des Moines, Ia.       50,240     265,360       199,020        43,305     2004   2-5 Yr.           -
  QuikTrip               Wichita, KS.          53,500     436,637        79,757        58,081     2009   4-5 Yr.           -
  QuikTrip               Norcross, Ga.        103,000     765,000       130,231       102,858     2014   4-5 Yr.           -
  QuikTrip               Wichita, KS.          60,000     514,000        90,438        67,445     2010   4-5 Yr.           -
  QuikTrip               Tulsa, OK.           155,000   1,340,000       228,671       175,662     2010   4-5 Yr.           -
  QuikTrip               a Des Moines, Ia.     84,500     557,500        88,123        75,435     2010   4-5 Yr.           -
  QuikTrip               a Johnston, Ia.       48,502     476,160        52,282        73,574     2012   4-5 Yr.           -
  QuikTrip               a St. Louis, Mo.     152,000   1,575,433       179,016       186,844     2012   4-5 Yr.           -
  QuikTrip               a Des Moines, Ia.    183,095     900,000        65,484       108,183     2013   4-5 Yr.           -
  QuikTrip               Norcross, Ga.         92,500     834,000        36,554        92,650     2009   4-5 Yr.           -
  QuikTrip               Norcross, Ga.         95,500     858,000        37,598        95,350     2009   4-5 Yr.           -
  QuikTrip               Clive, Ia.           325,605     393,814         5,478        86,237     2015   4-5 Yr            -
  7-Eleven               Des Moines, Ia.       96,455     137,954       114,387        35,875     1999   1-5 Yr.           -
  7-Eleven               Lincoln, NE.         104,990      78,888        65,082        30,838     1999   1-5 Yr.           -
  7-Eleven               Omaha, NE.            80,000     128,574       109,824        29,608     1998   1-5 Yr.           -
                                            ---------  ----------  ------------  -----------                     ----------
    Total                                   2,154,551  11,010,198     2,436,510    1,551,788                        243,363
                                            ---------  ----------  ------------  -----------                     ----------
E. OFFICE BUILDINGS
  Associates Financial
    Serv.                Des Moines, Ia.       61,692      55,812        37,812       13,800     1997    1-3 Yr.          -
  Corporate Headquarters b Des Moines, Ia.     25,000     418,222       310,949       33,962     1996    1-5 Yr.          -
  GTech                  Des Moines, Ia.       16,000     174,953       120,062       33,552     2001    1-2 Yr.          -
                                            ---------  ----------  ------------  -----------                     ----------
    Total                                     102,692     648,987       468,823       81,314                              -
                                            ---------  ----------  ------------  -----------                     ----------
F. GARDEN CENTERS
  Wolfe Nursery          a Dallas, TX.        125,000     586,825       459,680       96,831     1999    3-5 Yr.          -
  Tip-Top Nursery        a Glendale, AZ.       66,144     433,057       120,879      158,484     2002    3-5 Yr.          -
  Wolfe Nursery          a Arlington, TX.     200,000   1,700,000        146,183     218,500     2010    3-5 Yr.          -
                                            ---------  ----------  ------------  -----------                     ----------
    Total                                     391,144   2,719,882       726,742      473,815                              -
                                            ---------  ----------  ------------  -----------                     ----------
G. OTHER PROPERTIES                           252,386     103,751        92,142       45,928                              -
                                            ---------  ----------  ------------  -----------                     ----------
    Totals                                  4,245,625  20,572,495     7,432,040    3,139,978                        907,827
                                            =========  ==========  ============  ===========                     ==========

a Mortgaged to Lender - See Note 4 of Notes to Financial Statements. b 50% Used by Registrant; 50% Leased

Employees

The Registrant currently employs 6 persons; 4 full-time employees and 2 part-time employees.




Other Properties

The following unencumbered properties are held for future development by the Registrant.

(1)   Real Estate, S. E. Delaware and Oralabor Road, Ankeny, Iowa.

This commercially zoned property is located in Ankeny, Iowa, at the Industrial Exit of Interstate 35. It contains approximately 33 acres and has a cost of $213,586.

(2)   Real Estate, Interstate 80 & Highway 14, Newton, Iowa.

This is a 4-acre undeveloped site adjoining the Perkins Restaurant and Days Inn Motel.

(3)   Real Estate, 4700 - 2nd Avenue, Des Moines, Iowa.

This site contains approximately 106,000 square feet of land and a 3,200 square foot concrete block building. The building is leased as a lounge for $2,075 per month, and the lease expires December 31, 1998.
Approximately 82,000 square feet of unused land is available for development. Total cost of the land and improvements is $52,330.

(4)   Real Estate, 845 Sixth Avenue, Des Moines, Iowa

This 6,000 square foot concrete block building situated on a lot of the same size was purchased for $75,000 in 1974. This building is rented for $1,500 per month, and the lease expires April 30, 1996.

Item 3.   Legal Proceedings.

The Registrant is not engaged in any material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.

NOT APPLICABLE



PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters

The Common Stock of the Registrant (symbol NAPE) is traded on the over-the-counter bulletin board; a product of the National Association of Security Dealers, Inc., sponsored by market makers. Quotations are inter-dealer prices, without retail mark-up, or mark-down, or commission and may not necessarily represent actual transactions. The prices shown below are by calendar quarters for 1995 and 1994. N/A indicates prices were not available.

                       Bid                 Asked
1995              High     Low         High     Low
1st  Quarter      22-1/2   21          N/A      N/A
2nd  Quarter      21       21          N/A      N/A
3rd  Quarter      22-3/4   20          N/A      25
4th  Quarter      24       20          N/A      27

                       Bid                 Asked
1994	            High     Low         High     Low
1st  Quarter      21-1/4   21          22-1/4   22-1/4
2nd  Quarter      22-1/4   21-1/4      24-1/2   22-1/4
3rd  Quarter      22-1/4   22          24-3/4   24-1/4
4th  Quarter      22-1/2   22-1/4      24-3/4   24-1/4

No dividend was paid in 1995. A cash dividend of 18 cents per share was paid in 1994. Future dividend declarations will be dependent upon the earnings of the Registrant, its financial condition, its capital requirements and general business conditions.

There were 882 stockholders of record as of March 1, 1996.

Item 6. Selected Financial Data. (In thousands except for per share amounts)

                                     Year ended December 31,
                             1995      1994      1993      1992      1991
Year ended December 31,
  Lease rental income       3,140     3,016     2,766     2,477     2,269
  Interest income               3         8         2         3         5
  Dividend income              89       107       114       122       123
  Gain on sale of
    securities                103       104         1        22        41
  Net income                  903       905       792       733       596

At December 31,
  Total assets             19,118    19,600    17,412    15,031    13,752
  Long-term debt            5,148     6,758     6,220     4,409     4,150
  Book value-properties &
    equipment              17,394    17,682    16,352    13,996    12,532
  Net Unrealized Gain
    Marketable Securities     605       462         -         -         -
  Stockholders' equity     12,070    11,142    10,025     9,463     9,012

Per Common Share
Net income*                  1.97      1.96      1.68      1.52      1.21
Cash dividends               0.00      0.18      0.17      0.16      0.15
Book value                  26.49     24.15     21.38     19.86     18.46


*Based on weighted average shares outstanding



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 1995, the Registrant's primary source of liquidity was $123,831 in cash; marketable securities with a market value of approximately $1,537,000; and a $4,895,000 remaining loan balance available on three lines of credit with two local banks. (See Note 4 of the Notes to Financial
Statements). In addition, the Registrant owns unencumbered real estate having an aggregate cost of approximately $11,000,000. Management believes that its cash flow from operations and other potential sources of cash, will be sufficient to finance current and projected operations.

Each year for many years the Registrant has reacquired a limited amount of its common stock. During the three years ended December 31, 1995, 20,872 shares were repurchased in the open market and negotiated transactions. The total cost of the reacquired shares amounted to $433,986; an average per share cost of $20.79.

Results of Operations 1995 Compared to 1994

As detailed on the Income Statement total income for the year 1995 was approximately $100,000 more than in 1994. The increase in rental income of approximately $124,000 was due to property acquisitions in 1994 and 1995 that produced additional rental income of approximately $154,000. ($377,000 in 1995 versus $223,000 in 1994). In addition, contingent rentals based on sales overages increased approximately $10,000 in 1995. These increases were offset by a reduction of approximately $43,000 in rental income due to the sale of two properties; one in 1994 and one in 1995.

Total expenses increased approximately $89,000 in 1995 primarily due to increased depreciation, interest and payroll costs aggregating approximately $81,000.

The effective income tax rate was 36.4% in 1995 as compared to 35.7% in 1994.

Results of Operations 1994 Compared to 1993

Total revenues for 1994 amounted to $3,234,600 an increase of approximately $352,000 over 1993. Lease rental income increased $250,000 primarily due to the acquisition of two convenience stores in Norcross, Georgia, in April 1994, which generated $132,000 in rental income. In addition, a nursery (garden center) property purchased in April 1993, and a convenience store purchased in September 1993, provided additional rental income of approximately $120,000 for the full year 1994 versus partial year rentals received in 1993. The balance of the 1994 increase in revenue is due to an increase of approximately $103,000 in gains on the sale of securities.

The increase in depreciation and interest expense aggregating approximately $193,000 is directly related to property acquisitions. In addition, the prime rate of interest on borrowings increased in five intervals, from 6.0% to 8.5% during 1994. The decrease in other expenses of approximately $21,000 is primarily due to a reduction in professional fees and a reduction in repair and maintenance costs of approximately $8,000 and $10,000 respectively.

The effective income tax rate was 35.7% in both years.


Item 8.  Financial Statements and Supplementary Data.

  Financial statements filed herewith:

    Balance Sheets as of December 31, 1995 and December 31, 1994.

    Statements of Income and Stockholders' Equity for the years ended
      December 31, 1995, December 31, 1994 and December 31, 1993.

    Statements of Cash Flows for the years ended December 31, 1995,
      December 31, 1994 and December 31, 1993.

    Notes to Financial Statements.

    Accountant's Report.


Item 9.  Disagreements on Accounting and Financial Disclosures.

                              NONE


PART III

In answer to Items 10, 11, 12 and 13 of Part III, the Registrant incorporates by reference the required information which is contained in its definitive Proxy Statement. The Proxy Statement is for the 1996 annual meeting of stockholders and will be filed with the Commission not later than 120 days after December 31, 1995.



PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)  List the following documents filed as part of this report.

       1. All financial statements.

            See Item 8 of Part II.

       2. Financial statement schedules.

            Schedule 1 as of December 31, 1995.

            Schedules V and VI as of December 31, 1995, December 31, 1994 and
              December 31, 1993.

            Schedule IX as of December 31, 1995, December 31, 1994 and December
              31, 1993.

            Schedule X as of December 31, 1995, December 31, 1994 and December
              31, 1993.

            All other Schedules are omitted because they are inapplicable or not required.

  (b)  No report on Form 8-K was filed during the last quarter of 1995.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __3/15/96__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __3/15/96__          By _____/S/__Robert_W._Guely__________
                                Robert W. Guely, Vice President
                                and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DIRECTORS OF THE REGISTRANT

Date  __3/15/96__          By _____/S/__William_D._Buzard________
                               William D. Buzard

Date  __3/15/96__          By _____/S/__Robert_E._Combs__________
                               Robert E. Combs

Date  __3/15/96__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __3/15/96__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __3/15/96__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson



NATIONAL PROPERTIES CORPORATION BALANCE SHEETS

                                                               December 31,
                                                             1995        1994
ASSETS

CURRENT ASSETS
  Cash                                                    123,831     238,660
  Mortgage loans receivable                                 3,304       7,222
  Accounts receivable                                      17,734      17,894
  Other                                                     6,767       6,747
                                                       ----------  ----------
    Total current assets                                  151,636     270,523
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, AT COST - Notes 1 and 5
  Land                                                  4,245,625   4,289,975
  Buildings and improvements                           20,572,495  20,105,570
  Furniture and equipment                                  63,512      51,481
                                                       ----------  ----------
                                                       24,881,632  24,447,026
  Less-accumulated depreciation                         7,487,308   6,765,175
                                                       ----------  ----------
    Property and equipment-net                         17,394,324  17,681,851
                                                       ----------  ----------

OTHER ASSETS
  Marketable securities-Note 3
    (1995 at market; cost $596,563)
    (1994 at market; cost $883,571)                     1,537,475   1,601,650
  Long-term portion - mortgage loans                           -        4,795
  Deferred charges and other assets                        34,160      40,780
                                                       ----------  ----------
    Total other assets                                  1,571,635   1,647,225
                                                       ----------  ----------
                                                       19,117,595  19,599,599
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         19,022       7,211
  Notes payable - Note 4                                  800,000     425,000
  Accrued liabilities                                     176,064     329,149
  Current maturities of long-term debt                    564,704     612,392
  Federal and state income taxes                            3,333      69,062
                                                       ----------  ----------
    Total current liabilities                           1,563,123   1,442,814
                                                       ----------  ----------
LONG-TERM DEBT - Notes 4 & 5                            5,148,123   6,758,075
                                                       ----------  ----------
DEFERRED INCOME TAXES                                     335,906     256,500
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued - (1995-455,655 shares; 1994-461,313 shares)   455,655     461,313
  Retained earnings                                    11,009,782  10,219,318
  Net unrealized gain on marketable securities            605,006     461,579
                                                       ----------  ----------
    Total stockholders' equity                         12,070,443  11,142,210
                                                       ----------  ----------
                                                       19,117,595  19,599,599
                                                       ==========  ==========


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND STOCKHOLDERS' EQUITY
For the years ended December 31, 1995, 1994 and 1993

STATEMENTS OF INCOME                              1995        1994        1993
REVENUES
  Lease rental income                        3,139,978   3,015,945   2,765,933
  Interest income                                2,975       8,463       1,714
  Dividend income                               89,168     106,518     113,668
  Gain on sale of securities                   102,823     103,674         920
                                            ----------  ----------  ----------
    Total revenues                           3,334,944   3,234,600   2,882,235
                                            ----------  ----------  ----------


EXPENSES
  Salaries and wages                           269,964     246,773     244,722
  Depreciation                                 767,455     751,419     693,987
  Property, payroll and misc. taxes             57,586      55,896      53,791
  Interest                                     638,821     597,172     461,302
  Other                                        181,603     174,894     195,999
                                            ----------  ----------  ----------
    Total expenses                           1,915,429   1,826,154   1,649,801
                                            ----------  ----------  ----------
    Income before taxes                      1,419,515   1,408,446   1,232,434

FEDERAL AND STATE INCOME TAXES-Note 2          516,822     503,240     440,316
                                            ----------  ----------  ----------
    Net income                                 902,693     905,206     792,118
                                            ==========  ==========  ==========

Net income per share                              1.97        1.96        1.68
Average common shares outstanding              457,720     462,946     470,712

STATEMENTS OF STOCKHOLDERS' EQUITY                      Capital in
                                                Common   Excess of    Retained
                                                 Stock   Par Value    Earnings
                                            ----------  ----------  ----------
  Balances December 31, 1992                   476,527      36,324   8,950,500
    Net income - 1993                                -           -     792,118
    Purchase and retirement of common stock     (7,579)    (36,324)   (106,138)
    Cash dividend - 17 cents per share               -           -     (80,338)
                                            ----------  ----------  ----------
  Balances December 31, 1993                   468,948           -   9,556,142
    Net income - 1994                                            -     905,206
    Purchase and retirement of common stock     (7,635)          -    (158,423)
    Cash dividend - 18 cents per share               -           -     (83,607)
                                            ----------  ----------  ----------
  Balances December 31, 1994                   461,313           -  10,219,318
    Net income - 1995                                -           -     902,693
    Purchase and retirement of common stock     (5,658)          -    (112,229)
                                            ----------  ----------  ----------
  Balances December 31, 1995                   455,655           -  11,009,782
                                            ==========  ==========  ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993

                                                   Increase(Decrease) in Cash
                                                  1995        1994        1993
                                            ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                   902,693     905,206     792,118
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization              774,075     761,518     708,268
    (Gain) loss on sale of securities         (102,823)   (103,674)       (920)
    Changes in assets and liabilities:
      Accounts receivable                          161      (4,546)      1,590
      Prepaid expenses and deferred charges        (20)     (6,754)    (12,436)
      Accounts payable and accrued expenses   (141,275)     40,945      82,142
      Federal and state income taxes           (65,729)     37,105     (48,105)
                                            ----------  ----------  ----------
  Net cash provided by operations            1,367,082   1,629,800   1,522,657
                                            ----------  ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment         (479,928) (2,081,563) (3,049,992)
  Payments received on mortgage notes            8,713      12,808      13,351
  Purchase of securities                      (128,962)   (329,127)          -
  Proceeds - sale of securities                518,793     365,724       1,520
                                            ----------  ----------  ----------
  Net cash used in
   investing activities	                       (81,384) (2,032,158) (3,035,121)
                                            ----------  ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Principal payments on long-term debt        (262,640)   (238,701)   (215,391)
  Dividends paid                                     -     (83,607)    (80,338)
  Purchase of treasury stock                  (117,887)   (166,058)   (150,041)
  Net borrowings (payments) on
   credit lines                             (1,020,000)    975,000   2,000,000
                                            ----------  ----------  ----------
  Net cash provided by (used) in
   financing activities                     (1,400,527     486,634   1,554,230
                                            ----------  ----------  ----------
Net increase (decrease) in cash               (114,829)     84,276      41,766
Cash at beginning of year                      238,660     154,384     112,618
                                            ----------  ----------  ----------
Cash at the end of year                        123,831     238,660     154,384
                                            ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                           657,366     591,351    426, 612
    Income tax payments                        582,551     466,135    488, 421

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real restate:
  Basis of property received                   535,247     325,605          -
  Less cash paid                               335,247      56,449          -
  Basis of property given up                ----------  ----------  ---------
                                               200,000     269,156          -
                                            ==========  ==========  =========






NOTES TO FINANCIAL STATEMENTS
SUMMARY OF ACCOUNTING POLICIES


Marketable Securities:  Marketable securities as of December 31,
1995, are classified as available-for-sale and reported at fair market value in accordance with the Statement of Financial
Accounting Standards (SFAS) No. 115. The Registrant's investments are held for an indefinite period and prior to December 31, 1994, were reported at the lower of aggregate cost or market.

Property and Equipment: Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of 15 to 39 years for buildings and 5 to 7 years for equipment.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding 457,720 in 1995; 462,946 in 1994 and 470,712 in 1993.

Profit-Sharing Plan: The Registrant has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Registrant's contribution to the plan was $39,142 in 1995; $33,875 in 1994 and $34,491 in 1993.

Lease Rentals - Commercial Real Estate: Lease rentals received on commercial real estate are accounted for under the operating method; rentals are included in income as earned over the term of the lease.

Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.


NOTE 1 - PROPERTIES UNDER LEASE

The Registrant is the lessor of commercial real estate under non cancelable operating leases requiring fixed and contingent rentals through the year 2017. Contingent rentals based on sales overages amounted to $54,701 in 1995; $44,251 in 1994 and $44,208 in 1993. The following is a schedule of future minimum rentals at December 31, 1995, not including renewal options and contingent rentals.

     Year ended December 31,                        Amount
            1996                                   3,126,475
            1997                                   2,951,262
            1998                                   2,900,131
            1999                                   2,763,568
            2000                                   2,322,420
            Subsequent years                      20,863,330
                                                 -----------
            Aggregate future minimum rentals      34,927,186
                                                  ==========



NOTE 2 - INCOME TAXES

Computation of Federal and State income taxes charged to income are as follows:
                                                  1995        1994        1993
                                            ----------  ----------  ----------
Income before income taxes                   1,419,515   1,408,446   1,232,434
Miscellaneous                                    1,041       1.082         468
State income taxes net of
  Federal tax benefit                          (83,416)    (74,776)    (73,004)
                                            ----------  ----------  ----------
    Federal taxable income                   1,337,140   1,334,752   1,159,898
                                            ==========  ==========  ==========

Federal tax at statutory rate                  454,628     453,815     394,365
Tax saving on dividend income                  (21,222)    (25,351)    (27,053)
State income taxes                              83,416      74,776      73,004
                                            ----------  ----------  ----------
  Total tax provision                          516,822     503,240   $ 440,316
                                            ==========  ==========  ==========


Federal and State income taxes are based on book income for each year.


NOTE 3 - MARKETABLE SECURITIES

As of December 31, 1995, marketable securities available-for-sale had an aggregate market value of $1,537,475, and a cost of $596,563. Gross unrealized gains amounted to $945,596 and gross unrealized losses amounted to $4,684. The unrealized holding gains, net of related income taxes, added $605,006 to shareholders equity at December 31, 1995. Gross realized gains and losses included in the determination of income for 1995 amounted to $124,730 and $21,907 respectively. Realized gains included in the determination of income for 1994 and 1993 was $103,674 and $920 respectively. Gain or loss on sales was based on the cost of the securities using the specific identification method.


NOTE 4 - NOTES PAYABLE - BANKS

In April, 1995, the Registrant's $3,000,000 unsecured working capital line of credit with Norwest Bank Iowa, N.A. (Bank) was renewed. The credit line which has been in effect for the past several years was created to facilitate the Registrant's real estate acquisitions. Borrowings will bear interest at the bank's base (Prime) rate floating. No compensating balance is required but a non-usage fee of 1/8 of 1% is payable quarterly to the bank on the unused portion of the line. As of December 31, 1995, there was an outstanding balance on this loan of $800,000, as compared to $425,000 December 31, 1994.

Effective March 31, 1993, the Registrant entered into a new $6,000,000 10-year, revolving credit line with Norwest Bank Iowa, N.A. The $6,000,000 loan commitment reduces $600,000 beginning May 1, 1994, and each year thereafter until final maturity on May 1, 2003. Borrowings secured by first mortgages on various properties, bear interest at the bank's base (Prime) rate floating, and no compensating balance is required. As of December 31, 1995, the outstanding balance on this loan was $3,500,000 as compared to $4,800,000 as of December 31, 1994.

In December 1995, Norwest Bank approved an increase from $3,000,000 to $4,000,000 in the unsecured short-term line of credit and an increase in the secured long-term line of credit from the current balance of $3,500,000 to $6,000,000. The new loan agreements are expected to be executed in the latter part of 1996.

In November, 1994, the Registrant established a $3,000,000 10-year revolving loan with Brenton Bank, N.A., Des Moines, Iowa. The credit line reduces $300,000 beginning December 31, 1995, and each year thereafter until final maturity on December 31, 2004. Borrowings secured by first mortgages on properties, bear interest at the bank's base (Prime) rate floating. At December 31, 1995, the outstanding balance on this loan was $1,305,000 compared to $1,400,000 as of December 31, 1994.


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                         December 31,
                                            Rate              1995        1994
                                         ----------     ----------  ----------
Real estate mortgage notes
  Due 1996-2000                       7-1/2 to 10%         907,827   1,170,467

Norwest Bank Iowa, N.A.
  Due 2003 - See Note 4                    8.25%         3,500,000   4,800,000

Brenton Bank, N.A.
  Due 2004 - See Note 4                    8.25%         1,305,000   1,400,000
                                                        ----------  ----------
                                                         5,712,827   7,370,467

Less-Current principal maturities                          564,704     612,392
                                                        ----------  ----------
                                                         5,148,123   6,758,075
                                                        ==========  ==========


Annual principal maturities over the next five years are as follows:
                         1996        1997        1998        1999        2000
                       -------     -------     -------     -------     -------
Mortgage Notes         564,704      96,930     107,062     118,254      20,877
Norwest Bank                 -           -     500,000     600,000     600,000
Brenton Bank                 -           -           -     237,048     300,000



NOTE 6 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                              First        Second         Third        Fourth
                         ----------    ----------    ----------    ----------
1995
  Revenues                  837,924       841,794       851,453       803,773
  Net Income                228,686       223,577       241,844       208,586
  Per share                50 cents      49 cents      53 cents      46 cents

1994
  Revenues                  785,113       874,148       786,548       788,791
  Net Income                235,326       261,978       202,436       205,466
  Per share                50 cents      56 cents      44 cents      44 cents






SCHEDULE I

NATIONAL PROPERTIES CORPORATION
MARKETABLE SECURITIES
December 31, 1995
                                                                      MARKET
                                              SHARES       COST       VALUE
                                            ----------  ----------  ----------
Drake Park Restr. Association                   25,000       5,100       5,100
Ford Motor                                       2,000      62,434      57,750
Houston Industries, Inc.                         2,000      18,225      48,500
MDU Resources, Inc.                              6,000      33,370     119,250
Pacific Gas & Electric                          10,000     103,892     283,750
Pacificorp                                      10,000      75,783     211,250
SCE Corp                                        20,000     124,621     352,500
San Diego Gas & Elec.                            4,000      16,484      95,000
Transamerica Corporation                         5,000     156,654     364,375
                                            ----------  ----------  ----------
                                                84,000     596,563   1,537,475
                                            ==========  ==========  ==========

Annualized Dividends                            78,980
Current Yield                                    13.2%


NATIONAL PROPERTIES CORPORATION SCHEDULES V & VI

SCHEDULE V - PROPERTY AND EQUIPMENT

                              Balance at                Disposals    Balance at
                               Beginning   Additions       or          End of
       Classification          of Period    at Cost    Retirements     Period
       --------------        -----------  -----------  -----------  -----------
Year ended December 31, 1995*
  Land                         4,289,975      152,650      197,000    4,245,625
  Buildings & improvements    20,105,570      515,247       48,322   20,572,495
  Furnishings & equipment         51,481       12,031            -       63,512
                             -----------  -----------  -----------  -----------
                              24,447,026      679,928      245,322   24,881,632
                             ===========  ===========  ===========  ===========

    *See Item 2 for details

Year ended December 31, 1994
  Land                         3,929,536      548,104      187,665    4,289,975
  Buildings & improvements    18,616,751    1,818,637      329,818   20,105,570
  Furnishings & equipment         50,598          883            -       51,481
                             -----------  -----------  -----------  -----------
                              22,596,885    2,367,624      517,483   24,447,026
                             ===========  ===========  ===========  ===========
Year ended December 31, 1993
  Land                         3,519,295      410,241            -    3,929,536
  Buildings & improvements    15,981,751    2,635,000            -   18,616,751
  Furnishings & equipment         45,847        4,751            -       50,598
                             -----------  -----------  -----------  -----------
                              19,546,893    3,049,992            -   22,596,885
                             ===========  ===========  ===========  ===========



SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT

                             Balance at     Additions   Disposals    Balance at
                              Beginning    Charged to      or          End of
       Classification         of Period      Expense   Retirements     Period
       --------------        -----------  -----------  -----------  -----------
Year ended December 31, 1995
  Buildings & improvements     6,713,694      763,668       45,322    7,432,040
  Furnishings & equipment         51,481        3,787            -       55,268
                             -----------  -----------  -----------  -----------
                               6,765,175      767,455       45,322    7,487,308
                             ===========  ===========  ===========  ===========

Year ended December 31, 1994
  Buildings & improvements     6,194,580      750,536      231,422    6,713,694
  Furnishings & equipment         50,598          883            -       51,481
                             -----------  -----------  -----------  -----------
                               6,245,178      751,419      231,422    6,765,175
                             ===========  ===========  ===========  ===========

Year ended December 31, 1993
  Buildings & improvements     5,505,344      689,236            -    6,194,580
  Furnishings & equipment         45,847        4,751            -       50,598
                             -----------  -----------  -----------  -----------
                               5,551,191      693,987            -    6,245,178
                             ===========  ===========  ===========  ===========




NATIONAL PROPERTIES CORPORATION SCHEDULES IX & X

SCHEDULE IX - SHORT TERM BORROWINGS

                                                     Norwest Bank (1)
                                                  Year Ended December 31,
                                                1995       1994       1993
                                              --------   --------   --------
Balance at End of Period                       800,000    425,000        -0-
Interest Rate at End of Period                    8.6%       8.6%       0.1%
Maximum Amount Outstanding During Period       800,000  1,900,000  2,855,000
Average Amount Outstanding During Period       463,046  1,431,154  1,592,308
Average Interest Rate During Period (2)           8.6%       6.1%       6.5%


    (1)  See Note 4 of the Notes to Financial Statements.

    (2) Based on actual interest expense for each year divided by the average monthly amount outstanding.


SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                               Charged to Costs and Expenses
                                                1995       1994       1993
                                              --------   --------   --------
Maintenance & repairs                           12,245     14,889     24,838
Taxes - other than income
  Property                                      28,051     29,846     27,799
  Payroll                                       18,418     16,868     19,606