Form 10-Q
period 1996-03-31
NATIONAL PROPERTIES CORP
filed 1996-05-02
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1996         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
455,135 SHARES AS OF April 30, 1996

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             March 31,    December 31,
                                                 1996            1995
CURRENT ASSETS
Cash                                           45,379         123,831
Mortgage loans receivable                       2,256           3,304
Accounts receivable                            13,999          17,734
Other                                           4,524           6,767
                                           ----------      ----------
Total current assets                           66,158         151,636
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,245,625       4,245,625
Buildings and improvements                 20,572,485      20,572,495
Furniture and equipment                        62,816          63,512
                                           ----------      ----------
                                           24,880,926      24,881,632

Less - accumulated depreciation             7,674,494       7,487,308
                                           ----------      ----------
Property and equipment - net               17,206,432      17,394,324
                                           ----------      ----------

OTHER ASSETS
Marketable securities
(1996 at market; cost $624,823)
(1995 at market; cost $596,563)             1,529,100       1,537,475
Deferred charges and other assets              32,723          34,160
                                           ----------      ----------
                                            1,561,823       1,571,635
                                           ----------      ----------
                                           18,834,413      19,117,595
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               13,068          19,022
Notes payable                                 400,000         800,000
Accrued liabilities                           141,382         176,064
Current maturities of long-term debt          163,851         564,704
Federal and State income taxes                147,709           3,333
                                           ----------      ----------
Total current liabilities                     866,010       1,563,123
                                           ----------      ----------
LONG-TERM DEBT                              5,350,216       5,148,123
                                           ----------      ----------
DEFERRED INCOME TAXES                         322,827         335,906
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1996-455,135 shares; 1995-455,655 shares)    455,135         455,655
Retained earnings                          11,258,775      11,009,782
Net unrealized gain-marketable securities     581,450         605,006
                                           ----------      ----------
Total stockholders' equity                 12,295,360      12,070,443
                                           ----------      ----------
                                           18,834,413      19,117,595
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                                    For Quarter Ended
                                                        March 31,
                                                 1996            1995
Income
Lease rental income                           835,046         792,988
Interest income                                    29             178
Dividend income                                20,095          23,910
Gain on sale of securities                          -          20,848
                                              -------         -------
Total income                                  855,170         837,924
                                              -------         -------
Expenses
Depreciation                                  192,106         189,765
Interest                                      137,804         169,237
Salaries and wages                             64,220          63,654
Property, payroll
and misc. taxes                                14,976          15,145
Other expenses                                 41,521          43,437
                                              -------         -------
Total expenses                                450,627         481,238
                                              -------         -------

Income before income taxes                    404,543         356,686
Federal and State income taxes                145,000         128,000
                                              -------         -------
Net income                                    259,543         228,686
                                              =======         =======

Per share of common stock                    57 cents        50 cents
Weighted average shares
outstanding                                   455,235         459,931
Dividends declared per share                     None            None

Prepared from the books of the Company without audit. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the above stated periods have been included.

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                               March 31,
                                                          1996          1995
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                             259,543       228,686
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          193,543       191,420
(Gain) loss on sale of securities                             -      (20,848)
Changes in assets and liabilities
Accounts receivable                                      3,735        11,162
Prepaid expenses and deferred charges                    2,252         1,910
Accounts payable and accrued expenses                  (40,636)      (32,016)
Federal and State income taxes                         144,376        65,277
                                                      --------      --------
Net cash provided by operations                        562,813       445,591
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                     (4,223)            -
Payments received on mortgage notes                      1,048         1,857
Purchase of securities                                 (28,260)            -
Proceeds - sale of securities                                -        87,950
                                                      --------      --------

Net cash provided by (used in) investing activities    (31,435)       89,807
                                                      --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on long-term debt                  (243,760)      (63,353)
Net payments under line of credit agreements          (355,000)     (510,000)
Purchase of treasury stock                             (11,070)      (34,695)
                                                      --------      --------
Net cash provided by (used in) financing activities   (609,830)     (608,048)
                                                      --------      --------

Net decrease in cash                                   (78,452)      (72,650)
Cash at beginning of period                            123,831       238,660
                                                      --------      --------
Cash at end of period                                   45,379       166,010
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       138,710       187,177
Income tax payments                                        624        62,723

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants under net lease arrangements.

As detailed on the income statement total income for the first quarter of 1996 increased approximately $17,000 as compared to the same period for 1995. The increase in lease rental income of approximately $42,000 was primarily due to a convenience store building acquired in June 1995 and a restaurant building and land acquired in December, 1995. In addition, contingent rentals based on sales overages increased approximately $6,000.

Total expenses for the three months ended March 31, 1996, decreased approximately $30,000 as compared to the same period for 1995. The decrease is primarily due to a decrease in interest cost on approximately $1,300,000 less debt outstanding on March 31, 1996, as compared to March 31, 1995.

As of March 31, 1996, the Company's main sources of liquidity consisted of:
$45,000 in cash, marketable securities having a market value of approximately $1,500,000 and a $7,750,000 remaining loan balance available on three lines of credit with two local banks. In addition, the Company owns unencumbered real estate having an aggregate cost of approximately $11,000.000.

On March 30, 1996, the Company entered into an agreement to acquire a convenience store, now under construction in Atlanta, Georgia, on a purchase and leaseback arrangement, at a cost of $1,445,000. Closing is scheduled to take place in November, 1996. The purchase will be financed with funds drawn on the Company's long term line of credit.

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

NATIONAL PROPERTIES CORPORATION



Date  __3/15/96__            By _____/S/__Raymond_Di_Paglia_________
                                Raymond Di Paglia, President Chief
                                Executive Officer


Date  __3/15/96__            By _____/S/__Robert_W._Guely__________
                                Robert W. Guely, Vice President
                                and Controller