Form 10-Q
period 1996-06-30
NATIONAL PROPERTIES CORP
filed 1996-08-05
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
453,685 SHARES AS OF July 31, 1996

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                              June 30,    December 31,
                                                 1996            1995
CURRENT ASSETS
Cash                                           52,775         123,831
Mortgage loans receivable                       1,803           3,304
Accounts receivable                            13,300          17,734
Other                                           2,534           6,767
                                           ----------      ----------
Total current assets                           70,412         151,636
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,245,625       4,245,625
Buildings and improvements                 20,572,495      20,572,495
Furniture and equipment                        62,816          63,512
                                           ----------      ----------
                                           24,880,936      24,881,632

Less - accumulated depreciation             7,866,600       7,487,308
                                           ----------      ----------
Property and equipment - net               17,014,336      17,394,324
                                           ----------      ----------

OTHER ASSETS
Marketable securities
(1996 at market; cost $640,141)
(1995 at market; cost $596,563)             1,575,975       1,537,475
Deferred charges and other assets              31,286          34,160
                                           ----------      ----------
                                            1,607,261       1,571,635
                                           ----------      ----------
                                           18,692,009      19,117,595
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                7,098          19,022
Notes payable                                 425,000         800,000
Accrued liabilities                           153,011         176,064
Current maturities of long-term debt          105,474         564,704
Federal and State income taxes                  9,065           3,333
                                           ----------      ----------
Total current liabilities                     699,648       1,563,123
                                           ----------      ----------
LONG-TERM DEBT                              5,157,863       5,148,123
                                           ----------      ----------
DEFERRED INCOME TAXES                         334,092         335,906
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1996-453,785 shares; 1995-455,655 shares)    453,785         455,655
Retained earnings                          11,444,879      11,009,782
Net unrealized gain-marketable securities     601,742         605,006
                                           ----------      ----------
Total stockholders' equity                 12,500,406      12,070,443
                                           ----------      ----------
                                           18,692,009      19,117,595
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      1996       1995       1996       1995
Income
Lease rental income                807,007    780,417  1,642,053  1,573,405
Interest income                         39        745         68        923
Dividend income                     20,095     23,452     40,190     47,362
Gain on sale of securities, etc.    19,378     37,180     22,061     58,028
                                 ---------  ---------  ---------  ---------
Total income                       846,519    841,794  1,704,372  1,679,718
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       192,106    190,725    384,212    380,490
Interest                           124,775    168,111    262,579    337,348
Salaries and wages                  59,660     64,703    123,880    128,357
Property, payroll
and misc. taxes                     14,976     19,979     32,759     35,124
Other expenses                      55,517     48,699     96,914     92,136
                                 ---------  ---------  ---------  ---------
Total expenses                     447,034    492,217    900,344    973,455
                                 ---------  ---------  ---------  ---------

Income before income taxes         399,485    349,577    804,028    706,263
Federal and State income taxes     163,000    126,000    289,000    254,000
                                 ---------  ---------  ---------  ---------
Net income                         236,485    223,577    515,028    452,263
                                 =========  =========  =========  =========

Per share of common stock            $0.52      $0.50      $1.13      $0.98
Weighted average shares
outstanding                        454,907    459,662    454,578    459,392
Dividends declared per share         $0.10      $0.00      $0.10      $0.00

Prepared from the books of the Company without audit. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the above stated periods have been included.

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                          Six Months Ended
                                                              June 30,
                                                         1996          1995
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                            515,028       452,263
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                         387,086       383,800
(Gain) loss on sale of securities                     (22,061)      (58,028)
Changes in assets and liabilities
Accounts receivable                                     4,434           572
Prepaid expenses and deferred charges                   4,233         3,815
Accounts payable and accrued expenses                 (80,356)     (173,001)
Federal and State income taxes                          5,732      (70,451)
                                                     --------     ---------
Net cash provided by operations                       814,096       538,970
                                                     --------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                    (4,224)     (268,814)
Payments received on mortgage notes                     1,500         3,740
Purchase of securities                                (62,806)            -
Proceeds - sale of securities                          41,288       337,459
                                                     --------     ---------
Net cash provided by (used in) investing activities   (24,242)       72,385
                                                     --------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on mortgage loans                 (506,490)     (128,216)
Net borrowings under line of credit agreements       (318,000)     (568,698)
Purchase of treasury stock                            (36,420)      (52,882)
                                                     --------     ---------
Net cash provided by (used in) financing activities  (860,910)     (749,796)
                                                     --------     ---------

Net increase (decrease) in cash                       (71,056)     (138,441)
Cash at beginning of period                           123,831       238,660
                                                     --------     ---------
Cash at end of period                                  52,775       100,219
                                                     ========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                      272,716       356,261
Income tax payments                                   283,268       324,451

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants under net lease arrangements.

As detailed on the Income Statement total income for the first six months of 1996 increased approximately $26,000. The increase in rental income of approximately $69,000 was primarily due to a convenience store building acquired in June, 1995, and a restaurant building and land acquired in December, 1995, which generated additional rental income in 1996 of approximately $61,000.

Total expenses for the six months ended June 30, 1996, decreased approximately $73,000, as compared to the same period for 1995. The decrease is primarily due to a reduction of approximately 0.75 percent in the prime rate coupled with an average reduction in total indebtedness amounting to approximately $1,350,000.

As of June 30, 1996, the Company's main sources of liquidity consisted of:
$53,000 in cash, marketable securities having a market value of approximately $1,600,000 and a $4,600,000 remaining loan balance available on three lines of credit with two local banks. In addition, the Company owns unencumbered real estate having an aggregate cost of approximately $11,000.000.

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

NATIONAL PROPERTIES CORPORATION

Date      8/5/96                          By__/S/_Raymond_Di_Paglia_______
                                          Raymond Di Paglia, President

Date      8/5/96                          By__/S/_Robert_W_Guely__________
                                          Robert W. Guely, Vice President
                                          and Chief Financial Officer