Form 10-Q
period 1996-09-30
NATIONAL PROPERTIES CORP
filed 1996-11-05
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended Sept. 30, 1996         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
450,385 SHARES AS OF NOVEMBER 1, 1996

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                              Sept. 30,    December 31,
                                                 1996            1995
CURRENT ASSETS
Cash                                          220,197         123,831
Mortgage loans receivable                       1,585           3,304
Accounts receivable                            16,985          17,734
Other                                             544           6,767
                                           ----------      ----------
Total current assets                          239,311         151,636
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,245,625       4,245,625
Buildings and improvements                 20,572,495      20,572,495
Furniture and equipment                        62,816          63,512
                                           ----------      ----------
                                           24,880,936      24,881,632

Less - accumulated depreciation             8,058,706       7,487,308
                                           ----------      ----------
Property and equipment - net               16,822,230      17,394,324
                                           ----------      ----------

OTHER ASSETS
Marketable securities
(1996 at market; cost $679,956)
(1995 at market; cost $596,563)             1,491,600       1,537,475
Deferred charges and other assets              29,849          34,160
                                           ----------      ----------
                                            1,521,449       1,571,635
                                           ----------      ----------
                                           18,582,990      19,117,595
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               10,222          19,022
Notes payable                                 375,000         800,000
Accrued liabilities                           275,959         176,064
Current maturities of long-term debt           98,215         564,704
Federal and State income taxes                 31,415           3,333
                                           ----------      ----------
Total current liabilities                     790,811       1,563,123
                                           ----------      ----------
LONG-TERM DEBT                              4,858,336       5,148,123
                                           ----------      ----------
DEFERRED INCOME TAXES                         289,757         335,906
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1996-451,395 shares; 1995-455,655 shares)    451,395         455,655
Retained earnings                          11,670,804      11,009,782
Net unrealized gain-marketable securities     521,887         605,006
                                           ----------      ----------
Total stockholders' equity                 12,644,086      12,070,443
                                           ----------      ----------
                                           18,582,990      19,117,595
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended     Nine Months Ended
                                          Sept. 30,              Sept. 30,
                                      1996       1995       1996       1995
Income
Lease rental income                801,478    785,669  2,443,531  2,359,074
Interest income                         80        179        148       1102
Dividend income                     20,360     20,810     60,550     68,172
Gain on sale of securities, etc.    27,249     44,795     49,310    102,823
                                 ---------  ---------  ---------  ---------
Total income                       849,167    851,453  2,553,539  2,531,171
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       192,106    191,895    576,318    572,385
Interest                           116,362    155,309    378,941    492,657
Salaries and wages                  58,247     68,490    182,127    196,847
Property, payroll
and misc. taxes                     11,561     11,499     44,320     46,623
Other expenses                      46,718     45,916    143,632    138,052
                                 ---------  ---------  ---------  ---------
Total expenses                     424,994    473,109  1,325,338  1,446,564
                                 ---------  ---------  ---------  ---------

Income before income taxes         424,173    378,344  1,228,201  1,084,607
Federal and State income taxes     153,000    136,500    442,000    390,500
                                 ---------  ---------  ---------  ---------
Net income                         271,173    241,844    786,201    694,107
                                 =========  =========  =========  =========

Per share of common stock            $0.60      $0.53      $1.73      $1.51
Weighted average shares
outstanding                        453,924    459,075    453,269    458,758
Dividends declared per share         $0.10      $0.00      $0.10      $0.00

Prepared from the books of the Company without audit. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the above stated periods have been included.

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                          Nine Months Ended
                                                              Sept. 30,
                                                         1996          1995
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                            786,201       694,107
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                         580,629       577,350
(Gain) loss on sale of securities                     (49,310)     (102,823)
Changes in assets and liabilities
Accounts receivable                                       749        15,343
Prepaid expenses and deferred charges                   6,223         5,956
Accounts payable and accrued expenses                  91,095     (210,775)
Federal and State income taxes                         28,082      (63,251)
                                                     --------     ---------
Net cash provided by operations                     1,443,669       915,907
                                                     --------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                    (4,224)     (269,875)
Payments received on mortgage notes                     1,719         7,530
Purchase of securities                               (130,686)      (98,687)
Proceeds - sale of securities                          96,602       518,792
                                                     --------     ---------
Net cash provided by (used in) investing activities   (36,589)      157,760
                                                     --------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
Principal payments on long-term debt                 (538,275)     (194,628)
Purchase of treasury stock                            (84,060)      (69,262)
Dividends paid                                        (45,379)          -0-
Net borrowings under line of credit agreements       (643,000)     (940,000)
                                                     --------     ---------
Net cash used in financing activities            (1,310,714)   (1,203,890)
                                                     --------     ---------

Net increase (decrease) in cash                        96,366     (130,223)
Cash at beginning of period                           123,831       238,660
                                                     --------     ---------
Cash at end of period                                 220,197       108,437
                                                     ========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                      390,942       510,648
Income tax payments                                   413,918       453,751

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Sale of real estate                                       -0-       462,000
Basis of property                                         -0-       180,000
                                                     --------     ---------
Deferred 1031 gain                                        -0-       282,000
                                                     ========     =========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants under net lease arrangements.

	As detailed on the Income Statement total income for the first nine months of 1996 increased approximately $22,000. The increase in rental income of approximately $84,000 was primarily due to a convenience store building acquired in June, 1995, and a restaurant building and land acquired in December, 1995, which generated additional rental income in 1996 of approximately $72,000.

Total expenses for the nine months ended September 30, 1996, decreased approximately $121,000, as compared to the same period for 1995, primarily due to a decrease in interest costs of approximately $114,000. The decrease resulted from a decrease in the prime rate coupled with a decrease in average debt outstanding, between the two periods, of approximately $1,300,000.

As of September 30, 1996, the Company's main sources of liquidity consisted of: $220,000 in cash, marketable securities having a market value of approximately $1,500,000 and a $4,900,000 remaining loan balance available on three lines of credit with two local banks. In addition, the Company owns unencumbered real estate having an aggregate cost of approximately $11,000.000. On October 29, 1996, the Company executed new loan agreements with Norwest Bank increasing the unsecured short-term line of credit from $3,000,000 to $4,000,000 and secured long-term line of credit from the current balance of $2,900,000 to $6,000,000.

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

NATIONAL PROPERTIES CORPORATION

Date     11/5/96                          By__/S/_Raymond_Di_Paglia_______
                                          Raymond Di Paglia, President

Date     11/5/96                          By__/S/_Robert_W_Guely__________
                                          Robert W. Guely, Vice President
                                          and Chief Financial Officer