Form 10-K
period 1996-12-31
NATIONAL PROPERTIES CORP
filed 1997-03-24
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1996

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

$3,399,105 as of March 1, 1997

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $1.00 - March 1, 1997 - 447,595 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1997 annual meeting of Stockholders See Part III



PART I

Item 1.   Business

(a) General Development of Business. The Registrant, organized under the Iowa Business Corporation Act, is engaged principally in the development of commercial real estate for lease to tenants under net lease arrangements. The Registrant also derives revenues from its portfolio of investment securities.

On December 3, 1996, The Registrant acquired a convenience store located in Alpharetta, Georgia, (Atlanta suburb) on a purchase and leaseback arrangement, for $1,472,585. The entire purchase price was financed with funds drawn on the Registrant's long-term line of credit.

(b)   Financial Information About Industry Segments.  The
      Registrant operates in a single industry segment.

(c)   Narrative Description of Business.


Real Estate Held For Investment

The Registrant seeks to acquire or develop improved real estate properties suitable for lease to commercial tenants. It is the Registrant's policy to invest in properties that are fully leased to a single tenant which is responsible for payment of real estate taxes, insurance, utilities and repairs. Under such circumstances, the Registrant has limited management responsibilities for such properties once they are constructed and leased. In most cases properties are constructed by the tenant and conveyed to the Registrant under a sale and leaseback arrangement. It is not the policy of the Registrant to invest in multiple tenant office buildings or residential facilities. Primary factors considered by the Registrant in developing a property for lease are the use to be made of the property, its location, the nature and credit standing of the tenant, the rental income to be derived under the lease, and the ability of the Registrant to utilize the property or dispose of it upon termination of the lease.

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

At December 31, 1996, the Registrant owned 39 leased properties having an aggregate cost of $25,934,567. The rental income for 1996 on these leased properties amounted to $3,216,235. Seven of the properties are leased to two restaurant operators and account for 19.8% of rental income; four telephone service center buildings and one Goodyear Tire Service Center building account for 10.6% of rental income; seventeen QuikTrip Convenience stores and one related office building account for 48.6% of rental income; three nurseries (garden centers) account for 14.6% and three 7-Eleven Convenience stores, one motel land lease and three office buildings account for the balance of 6.4%. In addition to the foregoing, other properties, held for future development, generated rental income of $45,965 in 1996.

The tenants of all 39 leased properties are currently in compliance with the terms of their respective leases. However, Sunbelt Nursery Group, Inc., which operates approximately 75 retail nurseries (Garden Centers), including three owned by the Registrant, has incurred substantial losses over the last two years and has reported a loss of approximately $4,800,000 for the first six months of the current fiscal year which ends in June 1997. The three stores owned by the Registrant generate annual rental income of approximately $455,000 of which $78,000 on one of the nursery properties is guaranteed by a third party. Sunbelt has taken significant steps to restore profitability, and has succeeded in narrowing its losses in the current year. However, in the event Sunbelt determines that a Chapter 11 Reorganization is necessary, the Registrant may incur a substantial reduction in future lease rental income.

Other Investments

The Registrant has a portion of its assets invested in marketable securities which had a market value of $1,581,725 as of December 31, 1996.

Employees

The Registrant currently employs 6 persons; 4 full-time employees and 2 part-time employees.

Item 2
Properties (Dec. 31, 1996)                       Land    Bldgs. &   Accumulated     Rental     Lease
Renewal    Mortgage    Int.
                                                 Cost    Improve.  Depreciation  Income 1996  Expires
Options     Balance    Rate
                                            ---------  ----------  ------------  -----------  -------  -----
---  ----------  ------
A. DAYS INN-LAND LEASE   Newton, Ia.           82,500           -             -       23,408     2006  4-10
Yr.           -
                                            ---------  ----------  ------------  -----------
----------
B. RESTAURANT PROPERTIES
  Perkins 'Cake & Steak  Des Moines, Ia.      137,000     343,365       275,837       60,695     2001   1-5
Yr            -
  Perkins 'Cake & Steak  Des Moines, Ia.      140,000     341,602       273,282       73,831     2002   1-5
Yr            -
  Perkins 'Cake & Steak  Des Moines, Ia.      200,000     373,192       356,088       71,893     1997   2-5
Yr.           -
  Perkins 'Cake & Steak  Newton, Ia.          112,500     485,181       412,404       84,424     1999   2-5
Yr.           -
  Perkins 'Cake & Steak  Des Moines, Ia.      243,166     498,675       423,873      105,192     2000   2-5
Yr.           -
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     772,000       540,400      114,778     2005   3-5
Yr.           -
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000       435,420      125,631     2005   6-5
Yr.           -
                                            ---------  ----------  ------------  -----------
----------
    Total                                   1,090,666   3,552,015     2,717,304      636,444               -
                                            ---------  ----------  ------------  -----------
----------
C. SERVICE CENTERS
  Northwestern Bell      Decorah,  Ia.         20,000     191,102       126,127       22,966     1999   1-5
Yr.           -
  Northwestern Bell      Cedar Rapids, Ia.     37,000     397,394       239,176       59,080     2001   1-5
Yr.           -
  Continental Tel. Co.   Chariton, Ia.          8,364     541,755       364,782       70,641     2000      -
)           -
  Continental Tel. Co.   Fayette, Ia.           6,322     428,685       288,648       56,190     2000      -
)     343,123      9.984
  Goodyear Service Ctr.  Wichita, KS.         100,000     978,725       234,346      132,000     2004   4-5
Yr.           -
                                            ---------  ----------  ------------  -----------
----------
    Total                                     171,686   2,537,661     1,253,079      340,877
343,123
                                            ---------  ----------  ------------  -----------
----------

D. CONVENIENCE STORES
  QuikTrip               a Des Moines, Ia.    144,664     691,878       226,193       110,845     2010   2-5
Yr.           -
  QuikTrip & Off. Bldg.  Des Moines, Ia.      215,000     672,000       459,200       101,714     1999   2-5
Yr.           -
  QuikTrip               Des Moines, Ia.       50,000     185,000       151,854        43,601     2000   2-5
Yr.           -
  QuikTrip               Des Moines, Ia.       60,000     200,000       191,111        44,057     2002   1-5
Yr.           -
  QuikTrip               Des Moines, Ia.       50,240     265,360       216,711        43,305     2004   2-5
Yr.           -
  QuikTrip               Wichita, KS.          53,500     436,637        93,453        58,081     2009   4-5
Yr.           -
  QuikTrip               Norcross, Ga.        103,000     765,000       153,909       102,858     2014   4-5
Yr.           -
  QuikTrip               Wichita, KS.          60,000     514,000       106,758        67,445     2010   4-5
Yr.           -
  QuikTrip               Tulsa, OK.           155,000   1,340,000       271,216       175,662     2010   4-5
Yr.           -
  QuikTrip               a Des Moines, Ia.     84,500     557,500       105,824        75,435     2010   4-5
Yr.           -
  QuikTrip               a Johnston, Ia.       48,502     476,160        67,400        73,574     2012   4-5
Yr.           -
  QuikTrip               a St. Louis, Mo.     152,000   1,575,433       228,294       231,780     2017   4-5
Yr.           -
  QuikTrip               a Des Moines, Ia.    183,095     900,000        94,059       108,183     2013   4-5
Yr.           -
  QuikTrip               Norcross, Ga.         92,500     834,000        57,939        92,650     2009   4-5
Yr.           -
  QuikTrip               Norcross, Ga.         95,500     858,000        59,605        95,350     2009   4-5
Yr.           -
  QuikTrip               Clive, Ia.           325,605     393,814        15,575       124,570     2015   4-5
Yr            -
  QuikTrip               Alpharetta, Ga       148,585   1,324,000         8,275        11,876     2016   4-5
Yr            -
  7-Eleven               Des Moines, Ia.       96,455     137,954       121,285        35,875     1999   1-5
Yr.           -
  7-Eleven               Lincoln, NE.         104,990      78,888        69,026        30,838     1999   1-5
Yr.           -
  7-Eleven               Omaha, NE.            80,000     128,574       116,252        29,608     1998   1-5
Yr.           -
                                            ---------  ----------  ------------  -----------
----------
    Total                                   2,303,136  12,334,198     2,813,939     1,657,307
-
                                            ---------  ----------  ------------   -----------
----------
E. OFFICE BUILDINGS
  Associates Financial
    Serv.                Des Moines, Ia.       61,692      55,812        39,547       13,800     1997    1-3
Yr.           -
  Corporate Headquarters b Des Moines, Ia.     25,000     418,222       323,688       36,047     1999    2-2
Yr.           -
  GTech                  Des Moines, Ia.       16,000     174,953       125,310       39,092     2001    1-2
Yr.           -
                                            ---------  ----------  ------------  -----------
----------
    Total                                     102,692     648,987       488,485       88,939
-
                                            ---------  ----------  ------------  -----------
----------
F. GARDEN CENTERS
  Wolfe Nursery          a Dallas, TX.        125,000     586,825       498,802       92,276     1999    3-5
Yr.           -
  Tip-Top Nursery        a Glendale, AZ.       66,144     433,057       134,624      158,484     2002    3-5
Yr.           -
  Wolfe Nursery          a Arlington, TX.     200,000   1,700,000       200,158      218,500     2010    3-5
Yr.           -
                                            ---------  ----------  ------------  -----------
----------
    Total                                     391,144   2,719,882       833,584      469,260
-
                                            ---------  ----------  ------------  -----------
----------
G. OTHER PROPERTIES                           260,386     103,752        96,292       45,965
-
                                            ---------  ----------  ------------  -----------
----------
    Totals                                  4,402,210  21,896,495     8,202,683    3,262,200
343,123
                                            =========  ==========  ============  ===========
==========

a Mortgaged to Lender - See Note 4 of Notes to Financial Statements. b 50% Used by Registrant; 50% Leased


Other Properties

The following unencumbered properties are held for future development by the Registrant.

(1)   Real Estate, S. E. Delaware and Oralabor Road, Ankeny, Iowa.

This commercially zoned property is located in Ankeny, Iowa, at the Industrial Exit of Interstate 35. It contains approximately 33 acres and has a cost of $221,586.

(2)   Real Estate, Interstate 80 & Highway 14, Newton, Iowa.

This is a 4-acre undeveloped site adjoining the Perkins Restaurant and Days Inn Motel.

(3)   Real Estate, 4745 - 2nd Avenue, Des Moines, Iowa.

This site contains approximately 106,000 square feet of land and a 3,200 square foot concrete block building. The building is leased as a lounge for $2,750 per month, and the lease expires December 31, 1998.
Approximately 82,000 square feet of unused land is available for development. Total cost of the land and improvements is $52,331.

(4)   Real Estate, 845 Sixth Avenue, Des Moines, Iowa

This 6,000 square foot concrete block building situated on a lot of the same size was purchased for $75,000 in 1974. This building is rented for $1,500 per month, and the lease expires April 30, 1997.

Item 3.   Legal Proceedings.

The Registrant is not engaged in any material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.

NOT APPLICABLE



PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters

The Common Stock of the Registrant (symbol NAPE) is traded on the over-the-counter bulletin board; a product of the National Association of Security Dealers, Inc., sponsored by market makers. Quotations are inter-dealer prices, without retail mark-up, or mark-down, or commission and may not necessarily represent actual transactions. The prices shown below are by calendar quarters for 1996 and 1995. N/A indicates prices were not available.

                       Bid                 Asked
1996	            High     Low         High     Low
1st  Quarter      23-3/4   17          N/A      N/A
2nd  Quarter      20       20          N/A      N/A
3rd  Quarter      20       20          N/A      N/A
4th  Quarter      20-1/2   20          N/A      N/A

                       Bid                 Asked
1995              High     Low         High     Low
1st  Quarter      22-1/2   21          N/A      N/A
2nd  Quarter      21       21          N/A      N/A
3rd  Quarter      22-3/4   20          N/A      25
4th  Quarter      24       20          N/A      27

A cash dividend of 10 cents per share was paid in 1996. Future dividend declarations will be dependent upon the earnings of the Registrant, its financial condition, its capital requirements and general business conditions.

There were 833 stockholders of record as of March 1, 1997.

Item 6. Selected Financial Data. (In thousands except for per share amounts)

                                     Year ended December 31,
                             1996      1995      1994      1993      1992
Year ended December 31,
  Lease rental income       3,262     3,140     3,016     2,766     2,477
  Interest income               -         3         8         2         3
  Dividend income              80        89       107       114       122
  Gain on sale of
    securities                 59       103       104         1        22
  Net income                1,039       903       905       792       733

At December 31,
  Total assets             20,115    19,118    19,600    17,412    15,031
  Long-term debt            6,031     5,148     6,758     6,220     4,409
  Book value-properties &
    equipment              18,102    17,394    17,682    16,352    13,996
  Net Unrealized Gain
    Marketable Securities     569       605       462         -         -
  Stockholders' equity     12,899    12,070    11,142    10,025     9,463

Per Common Share
Net income*                  2.30      1.97      1.96      1.68      1.52
Cash dividends               0.10      0.00      0.18      0.17      0.16
Book value                  28.71     26.49     24.15     21.38     19.86


*Based on weighted average shares outstanding



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 1996, the Registrant's primary source of liquidity was $120,784 in cash; marketable securities with a market value of approximately $1,582,000; and a $6,390,000 remaining loan balance available on three lines of credit with two local banks. (See Note 4 of the Notes to Financial
Statements). In addition, the Registrant owns unencumbered real estate having an aggregate cost of approximately $11,000,000. Management believes that its cash flow from operations and other potential sources of cash, will be sufficient to finance current and projected operations.

Each year for many years the Registrant has reacquired a limited amount of its common stock. During the three years ended December 31, 1996, 19,703 shares were repurchased in the open market and negotiated transactions. The total cost of the reacquired shares amounted to $412,305; an average per share cost of $20.93.

Results of Operations 1996 Compared to 1995

As detailed on the Income Statement total income for the year 1996 was approximately $69,000 more than in 1995. The increase in rental income of approximately $122,000 was due to property acquisitions in 1996 and 1995 that produced additional rental income of approximately $95,000. ($368,000 in 1996 versus $273,000 in 1995). In addition rent increases on seven properties aggregated approximately $33,000 in 1996, which was offset by a decrease of approximately $7,500 due to a sale of a rental property in 1995.

Total expenses decreased approximately $150,000 primarily due to decrease in interest, professional fees, and payroll costs aggregating approximately $171,000 offset by an increase in depreciation and maintenance costs aggregating approximately $24,000.

The effective income tax rate was 36.6% in 1996 as compared to 36.4% in 1995.

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

Total expenses increased approximately $89,000 in 1995 primarily due to increases in interest, payroll cost and depreciation aggregating approximately $81,000.

The effective income tax rate was 36.4% in 1995 as compared to 35.7% in 1994.


Item 8.  Financial Statements and Supplementary Data.

  Financial statements filed herewith:

    Balance Sheets as of December 31, 1996 and December 31, 1995.

    Statements of Income and Stockholders' Equity for the years ended
      December 31, 1996, December 31, 1995 and December 31, 1994.

    Statements of Cash Flows for the years ended December 31, 1996,
      December 31, 1995 and December 31, 1994.

    Notes to Financial Statements.

    Accountant's Report.


Item 9.  Disagreements on Accounting and Financial Disclosures.

                              NONE


PART III

In answer to Items 10, 11, 12 and 13 of Part III, the Registrant incorporates by reference the required information which is contained in its definitive Proxy Statement. The Proxy Statement is for the 1997 annual meeting of stockholders and will be filed with the Commission not later than 120 days after December 31, 1996.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)  List the following documents filed as part of this report.

       1. All financial statements.

            See Item 8 of Part II.

       2. Financial statement schedules.

            Schedule 1 as of December 31, 1996.

            Schedules V and VI as of December 31, 1996, December 31, 1995 and
              December 31, 1994.

            Schedule IX as of December 31, 1996, December 31, 1995 and December
              31, 1994.

            Schedule X as of December 31, 1996, December 31, 1995 and December
              31, 1994.

            All other Schedules are omitted because they are inapplicable or not required.

  (b)  No report on Form 8-K was filed during the last quarter of 1996.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __3/21/97__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __3/21/97__          By _____/S/__Robert_W._Guely__________
                                Robert W. Guely, Vice President
                                and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DIRECTORS OF THE REGISTRANT

Date  __3/21/97__          By _____/S/__William_D._Buzard________
                               William D. Buzard

Date  __3/21/97__          By _____/S/__Robert_E._Combs__________
                               Robert E. Combs

Date  __3/21/97__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __3/21/97__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __3/21/97__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson



NATIONAL PROPERTIES CORPORATION BALANCE SHEETS

                                                               December 31,
                                                             1996        1995
ASSETS

CURRENT ASSETS
  Cash                                                    120,784     123,831
  Mortgage loans receivable                                   718       3,304
  Accounts receivable                                      15,576      17,734
  Prepaid income taxes                                    244,467         -
  Other                                                     6,724       6,767
                                                       ----------  ----------
    Total current assets                                  388,269     151,636
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, AT COST - Notes 1 and 5
  Land                                                  4,402,210   4,245,625
  Buildings and improvements                           21,896,495  20,572,495
  Furniture and equipment                                  62,816      63,512
                                                       ----------  ----------
                                                       26,361,521  24,881,632
  Less-accumulated depreciation                         8,259,087   7,487,308
                                                       ----------  ----------
    Property and equipment-net                         18,102,434  17,394,324
                                                       ----------  ----------

OTHER ASSETS
  Marketable securities, at market value-Note 3         1,581,725   1,537,475
  Deferred charges and other assets                        42,723      34,160
                                                       ----------  ----------
    Total other assets                                  1,624,448   1,571,635
                                                       ----------  ----------
                                                       20,115,151  19,117,595
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          5,699      19,022
  Notes payable - Note 4                                  225,000     800,000
  Accrued liabilities                                     264,653     176,064
  Current maturities of long-term debt                     96,929     564,704
  Federal and state income taxes                               -        3,333
                                                       ----------  ----------
    Total current liabilities                             592,281   1,563,123
                                                       ----------  ----------
LONG-TERM DEBT - Notes 4 & 5                            6,030,779   5,148,123
                                                       ----------  ----------
DEFERRED INCOME TAXES                                     592,638     335,906
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued - (1996-449,245 shares; 1995-455,655 shares)   449,245     455,655
  Retained earnings                                    11,881,556  11,009,782
  Net unrealized gain on marketable securities            568,652     605,006
                                                       ----------  ----------
    Total stockholders' equity                         12,899,453  12,070,443
                                                       ----------  ----------
                                                       20,115,151  19,117,595
                                                       ==========  ==========


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND STOCKHOLDERS' EQUITY
For the years ended December 31, 1996, 1995 and 1994

STATEMENTS OF INCOME                              1996        1995        1994
 .
REVENUES
  Lease rental income                        3,262,200   3,139,978   3,015,945
  Interest income                                  235       2,975       8,463
  Dividend income                               79,870      89,168     106,518
  Gain on sale of assets                        61,819     102,823     103,674
                                            ----------  ----------  ----------
    Total revenues                           3,404,124   3,334,944   3,234,600
                                            ----------  ----------  ----------


EXPENSES
  Salaries and wages                           245,874     269,964     246,773
  Depreciation                                 776,699     767,455     751,419
  Property, payroll and misc. taxes             56,776      57,586      55,896
  Interest                                     497,161     638,821     597,172
  Other                                        188,560     181,603     174,894
                                            ----------  ----------  ----------
    Total expenses                           1,765,070   1,915,429   1,826,154
                                            ----------  ----------  ----------
    Income before income taxes               1,639,054   1,419,515   1,408,446

INCOME TAXES-Note 2                            599,951     516,822     503,240
                                            ----------  ----------  ----------
    Net income                               1,039,103     902,693     905,206
                                            ==========  ==========  ==========

Net income per share                              2.30        1.97        1.96
Weighted average common shares outstanding     451,876     457,720     462,946

STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     Net
                                                                     Unrealized
                                                                     gain on
                                                Common   Retained    marketable
                                                 Stock   Earnings    securities
                                            ----------  ----------  ----------
  Balances December 31, 1993                   468,948   9,556,142          -
    Net income - 1994                                -     905,206          -
    Purchase and retirement of common stock     (7,635)   (158,423)         -
    Cash dividend - 18 cents per share               -     (83,607)         -
    Change in unrealized gains, net of tax           -          -      461,579
                                            ----------  ----------  ----------
  Balances December 31, 1994                   461,313  10,219,318     461,579
    Net income - 1995                               -      902,693          -
    Purchase and retirement of common stock     (5,658)   (112,229)         -
    Change in unrealized gains, net of tax           -           -     143,427
                                            ----------  ----------  ----------
  Balances December 31, 1995                   455,655  11,009,782     605,006
    Net income - 1996                                -   1,039,103          -
    Purchase and retirement of common stock     (6,410)   (121,950)         -
    Cash dividend - 10 cents per share               -     (45,379)         -
    Change in unrealized gains, net of tax           -          -      (36,354)
                                            ----------  ----------  ----------
  Balances December 31, 1996                   449,245  11,881,556     568,652
                                            ==========  ==========  ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994

                                                   Increase(Decrease) in Cash
                                                  1996        1995        1994
                                            ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                 1,039,103     902,693     905,206
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization              782,712     774,075     761,518
    Deferred income taxes                      267,183          -           -
    Gain on sale of assets                     (61,819)   (102,823)   (103,674)
    Changes in assets and liabilities:
      Accounts receivable                        2,158         161      (4,546)
      Prepaid expenses and deferred charges    (14,532)        (20)     (6,754)
      Accounts payable and accrued expenses     75,266    (141,275)     40,945
      Federal and state income taxes          (247,800)    (65,729)     37,105
                                            ----------  ----------  ----------
  Net cash provided by operations            1,842,271   1,367,082   1,629,800
                                            ----------  ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment       (1,484,811)   (479,928) (2,081,563)
  Payments received on mortgage notes            2,586       8,713      12,808
  Purchase of securities                      (148,736)   (128,962)   (329,127)
  Proceeds - sale of assets                    119,501     518,793     365,724
                                            ----------  ----------  ----------
  Net cash used in
   investing activities	                    (1,511,460)    (81,384) (2,032,158)
                                             ----------  ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Principal payments on mortgage Notes        (564,704)   (262,640)   (238,701)
  Dividends paid                               (45,379)         -      (83,607)
  Purchase of treasury stock                  (128,360)   (117,887)   (166,058)
  Net borrowings (payments) on
   credit lines                                404,585  (1,020,000)    975,000
                                            ----------  ----------  ----------
  Net cash provided by (used) in
   financing activities                       (333,858) (1,400,527)    486,634
                                            ----------  ----------  ----------
Net increase (decrease) in cash                 (3,047)   (114,829)     84,276
Cash at beginning of year                      123,831     238,660     154,384
                                            ----------  ----------  ----------
Cash at the end of year                        120,784     123,831     238,660
                                            ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                           503,527     657,366     591,351
    Income tax payments                        580,568     582,551     466,135

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real restate:
  Basis of property received                        -      535,247     325,605
  Less cash paid                                    -      335,247      56,449
                                            ----------  ----------   ---------
  Basis of property given up                        -      200,000     269,156
                                            ==========  ==========   =========






NOTES TO FINANCIAL STATEMENTS
SUMMARY OF ACCOUNTING POLICIES


Marketable Securities: Marketable securities are classified as available-for -sale and reported at fair market value in accordance with the Statement of Financial Accounting Standards (SFAS) No. 115. The Registrant's investments are held for an indefinite period.

Property and Equipment: Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of 15 to 39 years for buildings and 5 to 7 years for equipment.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding 451,876 in 1996; 457,720 in 1995 and 462,946 in 1994.

Profit-Sharing Plan: The Registrant has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Registrant's contribution to the plan was $36,166 in 1996; $39,142 in 1995 and $33,875 in 1994.

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

Fair Value of Financial Instruments: The Registrant's financial instruments are valued at their carrying amounts which are reasonable estimates of fair value.

NOTE 1 - PROPERTIES UNDER LEASE

The Registrant is the lessor of commercial real estate under non cancelable operating leases requiring fixed and contingent rentals through the year 2017. Contingent rentals based on sales overages amounted to $56,294 in 1996; $54,701 in 1995 and $44,251 in 1994. The following is a schedule of future minimum rentals at December 31, 1996, not including renewal options and contingent rentals.

     Year ended December 31,                        Amount
            1997                                   3,347,852
            1998                                   3,299,385
            1999                                   3,144,616
            2000                                   2,681,924
            2001                                   2,575,321
            Subsequent years                      20,956,899
                                                 -----------
            Aggregate future minimum rentals      36,005,997
                                                  ==========



NOTE 2 - INCOME TAXES

Income tax expense for the years ended December 31, 1996, 1995 and 1994 is comprised of the following:

                                                  1996        1995        1994
                                            ----------  ----------  ----------
Current
  Federal                                     273,807     433,406     428,464
  State                                        58,961      83,416      74,776
                                            ----------  ----------  ----------
    Total current                             332,768     516,822     503,240
Deferred                                      267,183          -           -
                                            ----------  ----------  ----------
                                              599,951     516,822     503,240
                                            ==========  ==========  ==========

A reconciliation of the statutory federal income tax rate of 34 percent in 1996, 1995 and 1994 to the effective tax rate is as follows:

                                                  1996       1995        1994
Statutory federal income tax rate                34.0%       34.0%       34.0%
State taxes, net of federal tax benefit           3.8         3.5         3.4
Tax savings on dividends                         (1.2)       (1.1)       (1.7)
                                            ----------  ----------  ----------
  Total tax provision                            36.6       36.4         35.7
                                            ==========  ==========  ==========

Temporary differences which give rise to deferred tax liabilities in 1996 and 1995 are as follows:

                                                  1996       1995
Excess of tax over book depreciation           267,183         -
Unrealized gain on marketable securities       325,455    335,906
                                            ----------  ---------
  Total tax provision                          592,638    335,906
                                            ==========  =========




Deferred income taxes result from the temporary differences in the recognition of income and expenses for tax and financial statement purposes. The source of the temporary difference for 1996 was due to a change in depreciation. The Small Business Job Protection Act of 1996 (The Act) amended the Internal Revenue Code regarding depreciation of motor fuel retail outlets permitting the Registrant to depreciate its qualifying convenience stores over a life of 15 or 20 years. The Act further provided that this change could be applied retroactively to all such properties placed in service after 1986. Using a depreciable life of 20 years, which approximates the lease terms for the qualifying properties, decreased the Registrant's federal and state income taxes for the year 1996 by $267,183. This amount was recorded as a deferred tax liability as of December 31, 1996. For financial statement purposes the Registrant used a 20-year life for the convenience store acquired in 1996, and will use the same life for qualified property acquired in the future.


NOTE 3 - MARKETABLE SECURITIES

As of December 31, 1996, marketable securities available-for-sale had an aggregate market value of $1,581,725, and a cost of $687,617. resulting in gross unrealized gains of $894,108. The unrealized holding gains, net or related income taxes, added $568,652 to shareholders equity at December 31, 1996. As of December 1995, the marketable securities available-for-sale had an aggregate market value of $1,537,475 and a cost of $596,563. Gross unrealized gains and losses amounted to $945,596 and $4,684 respectively. The unrealized holding gain net of related income taxes, added $605,006 to shareholders equity at December 1995. Gross realized gains included in the determination of income for 1996 amounted to $59,144. Gross realized gains and losses included in the determination of income for 1995 amounted to $124,730 and $21,907 respectively. Realized gains included in income amounted to $103,674 in 1994. Gain or loss on sales was based on the cost of the securities using the specific identification method.


NOTE 4 - NOTES PAYABLE - BANKS

As of December 31, 1996, the registrant had a $4,000,000 unsecured working capital line of credit with Norwest Bank Iowa, N.A. The credit line which has been in effect for the past several years was created to facilitate the Registrant's real estate acquisitions.
Borrowings will bear interest at the bank's base (Prime) rate floating. No compensating balance is required but a non-usage fee of 1/8 of 1% is payable quarterly to the bank on the unused portion of the line. As of December 31, 1996, there was an outstanding balance on this loan of $225,000, as compared to $800,000 as of December 31, 1995.

As of December 31, 1996, the Registrant had a $6,000,000 10-year, revolving credit line with Norwest Bank Iowa, N.A. The $6,000,000 loan commitment reduces $600,000 beginning December 31, 1997, and each year thereafter until final maturity on December 31, 2006. Borrowings secured by first mortgages on various properties, bear interest at the bank's base (Prime) rate floating, and no compensating balance is required. As of December 31, 1996, the outstanding balance on this loan was $4,322,585 as compared to $3,500,000 as of December 31, 1995.

In November, 1994, the Registrant established a $3,000,000 10-year revolving loan with Brenton Bank, N.A., Des Moines, Iowa. The credit line reduces $300,000 beginning December 31, 1995, and each year thereafter until final maturity on December 31, 2004. Borrowings secured by first mortgages on properties, bear interest at the bank's base (Prime) rate floating. At December 31, 1996, the outstanding balance on this loan was $1,462,000 compared to $1,305,000 as of December 31, 1995.


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                December 31,
                                            Rate              1996        1995
                                         ----------     ----------  ----------
Real estate mortgage notes
  Due 1997-2000                       7.5 to 10%           343,123     907,827

Norwest Bank Iowa, N.A.
  Due 2006 - See Note 4                    8.25%         4,322,585   3,500,000

Brenton Bank, N.A.
  Due 2004 - See Note 4                    8.25%         1,462,000   1,305,000
                                                        ----------  ----------
                                                         6,127,708   5,712,827

Less-Current principal maturities                           96,929     564,704
                                                        ----------  ----------
                                                         6,030,779   5,148,123
                                                        ==========  ==========


Annual principal maturities over the next five years are as follows:
                         1997        1998        1999        2000        2001
                       -------     -------     -------     -------     -------
Mortgage Note           96,929     107,062     118,254      20,878          -
Norwest Bank                 -           -     122,585     600,000     600,000
Brenton Bank                 -           -           -     262,000     300,000



NOTE 6 - SUBSEQUENT EVENT

On March 4, 1997, the Registrant executed contracts to purchase and leaseback two convenience stores located in the Atlanta, Georgia area. The lease term for both stores will be fifteen (15) years. One store, now under construction, is scheduled for closing on September 1, 1997. The second store, not presently under construction, is expected to be ready for closing in the last quarter of 1997 or the first quarter of 1998. Each store will cost approximately $1,500,000 and will be totally financed with funds drawn on the Registrant's credit lines with two local banks.


NOTE 7 - QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                  Quarter
                              First        Second         Third        Fourth
                         ----------    ----------    ----------    ----------

1996
  Revenues                  855,170       846,519       849,167       853,268
  Net Income                259,543       236,485       271,173       271,902
  Per share                57 cents      52 cents      60 cents      60 cents

1995
  Revenues                  837,924       841,794       851,453       803,773
  Net Income                228,686       223,577       241,844       208,586
  Per share                50 cents      49 cents      53 cents      46 cents




SCHEDULE I

NATIONAL PROPERTIES CORPORATION
MARKETABLE SECURITIES
December 31, 1996
                                                                      MARKET
                                              SHARES       COST       VALUE
                                            ----------  ----------  ----------
Casey's General Stores                           3,000      53,520      56,250
Drake Park Restr. Association                   25,000       5,100       5,100
Edison International                            17,000      98,107     337,875
Enova Corporation                                4,000      16,484      91,000
Ford Motor                                       5,000     157,649     161,250
Houston Industries, Inc.                         2,000      18,225      45,250
MDU Resources, Inc.                              6,000      33,370     138,000
Pacific Gas & Electric                           7,000      72,724     147,000
Pacificorp                                      10,000      75,784     205,000
Transamerica Corporation                         5,000     156,654     395,000
                                            ----------  ----------  ----------
                                                84,000     687,617   1,581,725
                                            ==========  ==========  ==========

Annualized Dividends                            70,100
Current Yield - Based on market                  4.43%


NATIONAL PROPERTIES CORPORATION SCHEDULES V & VI

SCHEDULE V - PROPERTY AND EQUIPMENT

                              Balance at                Disposals    Balance at
                               Beginning   Additions       or          End of
       Classification          of Period    at Cost    Retirements     Period
       --------------        -----------  -----------  -----------  -----------
Year ended December 31, 1996*
  Land                         4,245,625      156,585            -    4,402,210
  Buildings & improvements    20,572,495    1,324,000            -   21,896,495
  Furnishings & equipment         63,512        4,224        4,920       62,816
                             -----------  -----------  -----------  -----------
                              24,881,632    1,484,809        4,920   26,361,521
                             ===========  ===========  ===========  ===========

    *See Item 2 for details

Year ended December 31, 1995
  Land                         4,289,975      152,650      197,000    4,245,625
  Buildings & improvements    20,105,570      515,247       48,322   20,572,495
  Furnishings & equipment         51,481       12,031            -       63,512
                             -----------  -----------  -----------  -----------
                              24,447,026      679,928      245,322   24,881,632
                             ===========  ===========  ===========  ===========


Year ended December 31, 1994
  Land                         3,929,536      548,104      187,665    4,289,975
  Buildings & improvements    18,616,751    1,818,637      329,818   20,105,570
  Furnishings & equipment         50,598          883            -       51,481
                             -----------  -----------  -----------  -----------
                              22,596,885    2,367,624      517,483   24,447,026
                             ===========  ===========  ===========  ===========



SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT

                             Balance at     Additions   Disposals    Balance at
                              Beginning    Charged to      or          End of
       Classification         of Period      Expense   Retirements     Period
       --------------        -----------  -----------  -----------  -----------
Year ended December 31, 1996
  Buildings & improvements     7,432,040      770,643            -    8,202,683
  Furnishings & equipment         55,268        6,056        4,920       56,404
                             -----------  -----------  -----------  -----------
                               7,487,308      776,699        4,920    8,259,087
                             ===========  ===========  ===========  ===========

Year ended December 31, 1995
  Buildings & improvements     6,713,694      763,668       45,322    7,432,040
  Furnishings & equipment         51,481        3,787            -       55,268
                             -----------  -----------  -----------  -----------
                               6,765,175      767,455       45,322    7,487,308
                             ===========  ===========  ===========  ===========

Year ended December 31, 1994
  Buildings & improvements     6,194,580      750,536      231,422    6,713,694
  Furnishings & equipment         50,598          883            -       51,481
                             -----------  -----------  -----------  -----------
                               6,245,178      751,419      231,422    6,765,175
                             ===========  ===========  ===========  ===========





NATIONAL PROPERTIES CORPORATION SCHEDULES IX & X

SCHEDULE IX - SHORT TERM BORROWINGS

                                                     Norwest Bank (1)
                                                  Year Ended December 31,
                                                1996       1995       1994
                                              --------   --------   --------
Balance at End of Period                       225,000    800,000    425,000
Interest Rate at End of Period                    8.4%       8.6%       8.6%
Maximum Amount Outstanding During Period       800,000    800,000  1,900,000
Average Amount Outstanding During Period       405,769    463,046  1,431,154
Average Interest Rate During Period (2)           8.5%       8.6%       6.1%


    (1)  See Note 4 of the Notes to Financial Statements.

    (2) Based on actual interest expense for each year divided by the average monthly amount outstanding.


SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                               Charged to Costs and Expenses
                                                1996       1995       1994
                                              --------   --------   --------
Maintenance & repairs                           27,299     12,245     14,889
Taxes - other than income
  Property                                      29,570     28,051     29,846
  Payroll                                       16,368     18,418     16,868