Form 10-K/A
period 1996-12-31
NATIONAL PROPERTIES CORP
filed 1997-05-12
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K - AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Statements of Income and Stockholders' Equity for the year ended December 31, 1996, December 31, 1995 and December 31, 1994.

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


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a)    List the following documents filed as part of this report.
            1.   All financial statements.
                   See Item 8 of Part II.
            2.   Financial statement schedules.
                   Schedule III as of December 31, 1996.
                   Note to schedule III as of December 31, 1996, 1995 and
1994.
                   All other Schedules are omitted because they are inapplicable or not required.
    (b)    No report on Form 8-K was filed during the last quarter of 1996.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __5/9/97__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __5/9/97__          By _____/S/__Robert_W._Guely__________
                                Robert W. Guely, Vice President
                                and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DIRECTORS OF THE REGISTRANT

Date  __5/9/97__          By _____/S/__William_D._Buzard________
                               William D. Buzard

Date  __5/9/97__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __5/9/97__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __5/9/97__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson


NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
Certified Public Accountants

Board of Directors and Stockholders
National Properties Corporation


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of National Properties Corporation as of December 31, 1996 and 1995 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/ NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.

March 4, 1997
West Des Moines, Iowa

1025 Ashworth Road. Suite 500, West Des Moines, IA 50265-3500, Phone (515)
223-0221    Fax: (5 15) 223- 1030

NOTES TO FINANCIAL STATEMENTS
SUMMARY OF ACCOUNTING POLICIES

Marketable Securities: Marketable securities are classified as available-for-sale and reported at fair market value in accordance with the Statement of Financial Accounting Standards (SFAS) No. 115. The Registrant's investments are held for an indefinite period.

Property and Equipment: Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of 15 to 39 years for buildings and 5 to 7 years for equipment.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding 451,876 in 1996; 457,720 in 1995; and 462,946 in 1994.

Profit-Sharing Plan: The Registrant has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Registrant's contribution to the plan was $36,166 in 1996; $39,142 in 1995; and $33,875 in 1994.

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

Asset Impairment: On January 1, 1996, the Registrant adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement describes circumstances that may result in assets being impaired. The statement also provides criteria for recognition and measurement of asset impairment.

The Registrant periodically reviews its leased properties whenever events or changes in circumstances indicate that the recoverability of these assets is uncertain. Generally, the determination of recoverability is based on the net cash flows expected to result from such assets. Projected net cash flows depends on the future cash revenues expected to be generated from the assets less the future cash outflows expected to be necessary to obtain these inflows over the remaining life of the assets. Based on current estimates of future cash flows as prescribed under SFAS 121, management anticipates that future revenues from such assets of the Registrant will fully recover all related costs.

NOTE 1 - PROPERTIES UNDER LEASE

The Registrant is the lessor of commercial real estate under non cancelable operating leases requiring fixed and contingent rentals through the year 2017. Contingent rentals based on sales overages amounted to $56,294 in 1996; $54,701 in 1995 and $44,251 in 1994. Future minimum rentals over the next five years, not including renewal options and contingent rentals, are as follows: 1997 - $3,347,852; 1998 - $3,299,385; 1999 - $3,144,616; 2000 -
$2,681,924; 2001 - $2,575,321.

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
                                            ==========  =========


Deferred income taxes result from the temporary differences in the recognition of income and expenses for tax and financial statement purposes. The source of the temporary difference for 1996 was due to a change in depreciation for income tax purposes. The Small Business Job Protection Act of 1996 (The Act) amended the Internal Revenue Code regarding depreciation of motor fuel retail outlets permitting the Registrant to depreciate its qualifying convenience stores on a straight line basis over a period of 20 years. The Act further provided that this change could be applied retroactively to all such properties placed in service after 1986. The shorter depreciation life decreased the Registrant's Federal and State income taxes for the year 1996 by $267,183. This amount was recorded as a deferred tax liability as of December 31, 1996. For financial statement purposes the Registrant did not change its depreciation policy with respect to its convenience stores.

NOTE 3 - MARKETABLE SECURITIES

As of December 31, 1996, marketable securities available-for-sale had an aggregate market value of $1,581,725 and a cost of $687,617 resulting in gross unrealized gains of $894,108. The unrealized holding gains, net of related income taxes, added $568,652 to shareholders equity at December 31, 1996. As of December 31, 1995, the marketable securities available-for-sale had an aggregate market value of $1,537,475 and a cost of $596,563. Gross unrealized gains and losses amounted to $945,596 and $4,684 respectively. The unrealized holding gain, net of related income taxes, added $605,006 to shareholders equity at December 31, 1995. Gross realized gains included in the determination of income for 1996 amounted to $59,144. Gross realized gains and losses

NOTE 6 - SUBSEQUENT EVENT

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
  Per share                50 cents      49 cents      53 cents      46 cents


NATIONAL PROPERTIES CORPORATION

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Description         Encum-       Initial costs   Cost capi-     Gross
Accumulated     Date ac-    Life on
                    brances      to company      talized        amount at
depreciation    quired      which de-
                                                 subsequent     which car-
preciation
                                                 to acquis-     ried at
in latest in-
                                                 tion           close of pe-
come state-
                                                                iod
ments is

computed
<>c>
QuikTrip Stores
  Tulsa, OK        $       -0-   $ 1,340,000      $      -0-    $ 1,340,000
$  271,216         08/22/90   31 1/3
  St. Louis, MO      1,381,946     1,454,000         121,433      1,575,433
228,294         1992/1995  31 1/2
  Alpharetta, GA          -0-     1,324,000             -0-      1,324,000
8,275         12/03/96   20

Garden Center
  Wolfe Nursery
    Arlington, TX    1,520,000     1,700,000             -0-      1,700,000
200,158         045/01/93  31 1/2
Miscellaneous
   investments         828,349    15,085,426         871,636     15,957,062
7,494,740         1976/1995  15/39
    Totals         $3,730,295    $20,903,426      $  993,069    $21,896,495
$8,202,683

<captions>
NOTE TO SCHEDULE III
                                                 Real  Estate
                                     1996            1995            1994
Balance, Beginning of period     $20,572,495     $20,105,570     $18,616,751
  additions                        1,324,000         515,247       1,818,637
                                 -----------     -----------     -----------
                                  21,896,495      20,620,817      20,435,388
  Reductions                             -0-          48,322         329,818
                                 -----------     -----------     -----------
Balance, End of period           $21,896,495     $20,572,495     $20,105,570
                                 ===========     ===========     ===========


                                               Accumulated Depreciation
                                                 Real  Estate
                                     1996            1995            1994
Balance, Beginning of period     $ 7,432,040     $ 6,713,694     $ 6,194,580
  additions                          770,643         763,668         750,536
                                 -----------     -----------     -----------
                                   8,202,683       7,477,362       6,945,116
  Reductions                             -0-          45,322         231,422
                                 -----------     -----------     -----------
Balance, End of period           $ 8,202,683     $ 7,432,040     $ 6,713,694
                                 ===========     ===========     ===========