Form 10-Q
period 1997-03-31
NATIONAL PROPERTIES CORP
filed 1997-05-13
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1997         Commission file number 0-305


NATIONAL PROPERTIES CORPORATION
(Exact name of registrant as specified in its charter)


Iowa                                                      42-0860581
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification No.)


4500 Merle Hay Road, Des Moines, Iowa                          50310
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:   (515) 278-1132


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

COMMON STOCK (PAR VALUE $1.00)
443,370 SHARES AS OF APRIL 30, 1997

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             March 31,    December 31,
                                                 1997            1996
CURRENT ASSETS
Cash                                          286,198         120,784
Mortgage loans receivable                          -              718
Accounts receivable                            14,715          15,576
Prepaid income taxes                           91,508         244,467
Other                                           4,799           6,724
                                           ----------      ----------
Total current assets                          397,220         388,269
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,402,210       4,402,210
Buildings and improvements                 21,896,495      21,896,495
Furniture and equipment                        63,677          62,816
                                           ----------      ----------
                                           26,362,382      26,361,521

Less - accumulated depreciation             8,459,192       8,259,087
                                           ----------      ----------
Property and equipment - net               17,903,190      18,102,434
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,683,475       1,581,725
Deferred charges and other assets              40,941          42,723
                                           ----------      ----------
Total other assets                          1,724,416       1,624,448
                                           ----------      ----------
                                           20,024,826      20,115,151
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               17,699           5,699
Notes payable                                 150,000         225,000
Accrued liabilities                           303,619         264,653
Current maturities of long-term debt           99,369          96,929
                                           ----------      ----------
Total current liabilities                     570,687         592,281
                                           ----------      ----------
LONG-TERM DEBT                              5,607,418       6,030,779
                                           ----------      ----------
DEFERRED INCOME TAXES                         646,893         592,638
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1997-446,745 shares; 1996-449,245 shares)    446,745         449,245
Retained earnings                          12,126,087      11,881,556
Net unrealized gain-marketable securities     626,996         568,652
                                           ----------      ----------
Total stockholders' equity                 13,199,828      12,899,453
                                           ----------      ----------
                                           20,024,826      20,115,151
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                                    For Quarter Ended
                                                        March 31,
                                                 1997            1996
Income
Lease rental income                           899,992         835,046
Interest income                                   100              41
Dividend income                                17,550          20,095
Gain on sale of assets                         10,772           2,675
                                              -------         -------
Total income                                  928,414         857,857
                                              -------         -------
Expenses
Depreciation                                  200,105         192,106
Interest                                      127,358         137,804
Salaries and wages                             68,497          64,220
Property, payroll
and misc. taxes                                16,528          14,976
Other expenses                                 52,785          44,204
                                              -------         -------
Total expenses                                465,273         453,310
                                              -------         -------

Income before income taxes                    463,141         404,547
Federal and State income taxes                169,510         145,000
                                              -------         -------
Net income                                    293,631         259,547
                                              =======         =======

Per share of common stock                    66 cents        57 cents
Weighted average shares
outstanding                                   447,387         455,235
Dividends per share                              None            None

Prepared from the books of the Company without audit. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the above stated periods have been included.

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                               March 31,
                                                          1997          1996
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                             293,631       259,552
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          201,887       193,543
Deferred income taxes                                   17,753            -
Gain on sale of assets                                 (10,772)      (2,675)
Changes in assets and liabilities:
Accounts receivable                                        861         3,726
Prepaid expenses and deferred charges                    1,925         2,252
Accounts payable and accrued expenses                   50,966      (40,636)
Federal and State income taxes                         152,959       144,376
                                                      --------      --------
Net cash provided by operations                        709,210       560,138
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                       (861)      (4,223)
Payments received on mortgage notes                        718         1,048
Purchase of securities                                 (17,293)     (28,260)
Proceeds - from sale of assets                          21,161         2,675
                                                      --------      --------

Net cash provided by (used in) investing activities       3,725     (28,760)
                                                      --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                            175,000        269,338
Repayments - credit line borrowings                  (647,585)     (624,338)
Principal payments on mortgage notes                  (23,336)     (243,760)
Purchase of treasury stock                            (51,600)      (11,070)
                                                      --------      --------
Net cash used in financing activities                (547,521)     (609,830)
                                                      --------      --------

Net increase (decrease) in cash                        165,414      (78,452)
Cash at beginning of period                            120,784       123,831
                                                      --------      --------
Cash at end of period                                  286,198        45,379
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       133,026       138,710
Income tax payments                                         -            624

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

	The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants under net lease arrangements.

	As detailed on the income statement, total income for the first quarter of 1997 increased approximately $71,000 primarily due to the increase of about $65,000 in lease rental income. The purchase of a convenience store building in December, 1996, accounted for approximately $37,000 of the lease rental increase. In addition, lease rental increases on existing properties and contingent rental increases based on sales overages amounted to approximately $15,000 and $13,000 respectively.

	Total expenses increased approximately $12,000 as shown on the Income Statement. The increase in Other Expenses of approximately $9,000 is attributable to increases in general expenses and professional fees amounting to approximately $5,800 and $2,800 respectively. Net income for the first quarter increased approximately 13% as compared to the same period for the prior year.

	As of March 31, 1997, the Company's main sources of liquidity consisted of: $286,198 in cash, marketable securities having a market value of approximately $1,683,000 and a $6,860,000 remaining loan balance available on three lines of credit with two local banks. In addition, the Company owns unencumbered real estate having an aggregate cost of approximately
$11,000,000.

	On March 4, 1997, the Company executed contracts to purchase and leaseback for 15 years two convenience stores located in the Atlanta, Georgia, area. One store is under construction and is scheduled for closing on September 1, 1997. Construction on the second store is planned to start within 90 days and closing is expected in the first quarter of 1998. The purchase price of each store is approximately $1,500,000.

	Management believes that its cash flow from operations and other potential sources of cash will be sufficient to finance current and projected operations. However, future cash flows may be impaired because of financial difficulties being experienced by the tenant of three garden center properties, which currently generate a monthly rental income of approximately $38,000.

	Mr. Robert E. Combs, a director of the Company since 1960, died April 16, 1997. The vacancy will not be filled; the Board of Directors, having amended the by-laws, reduced the number of directors to four at its meeting on April 18, 1997.

PART II.	OTHER INFORMATION.

			No applicable items.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __5/13/97__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __5/13/97__                By _____/S/__Robert_W._Guely___________
                                     Robert W. Guely, Vice President
                                     and Controller