Form 10-Q
period 1997-06-30
NATIONAL PROPERTIES CORP
filed 1997-07-30
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1997         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
439,470 SHARES AS OF JUNE 30, 1997

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             June 30,    December 31,
                                                 1997            1996
CURRENT ASSETS
Cash                                          202,897         120,784
Mortgage loans receivable                          -              718
Accounts receivable                            13,060          15,576
Prepaid income taxes                               -          244,467
Other                                           2,874           6,724
                                           ----------      ----------
Total current assets                          218,831         388,269
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,403,277       4,402,210
Buildings and improvements                 21,896,495      21,896,495
Furniture and equipment                        63,677          62,816
                                           ----------      ----------
                                           26,363,449      26,361,521

Less - accumulated depreciation             8,659,297       8,259,087
                                           ----------      ----------
Property and equipment - net               17,704,152      18,102,434
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,817,194       1,581,725
Deferred charges and other assets              39,159          42,723
                                           ----------      ----------
Total other assets                          1,856,353       1,624,448
                                           ----------      ----------
                                           19,779,336      20,115,151
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               10,302           5,699
Notes payable                                 150,000         225,000
Accrued liabilities                           355,946         264,653
Current maturities of long-term debt          101,870          96,929
Federal and state income taxes                 30,286              -
                                           ----------      ----------
Total current liabilities                     648,404         592,281
                                           ----------      ----------
LONG-TERM DEBT                              5,068,993       6,030,779
                                           ----------      ----------
DEFERRED INCOME TAXES                         709,474         592,638
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1997-439,470 shares; 1996-449,245 shares)    439,470         449,245
Retained earnings                          12,208,345      11,881,556
Net unrealized gain-marketable securities     704,650         568,652
                                           ----------      ----------
Total stockholders' equity                 13,352,465      12,899,453
                                           ----------      ----------
                                           19,779,336      20,115,151
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      1997       1996       1997       1996
Income
Lease rental income                860,950    807,007  1,760,942  1,642,053
Interest income                        131         39        231         68
Dividend income                     19,925     20,095     37,475     40,190
Gain on sale of securities, etc.    13,564     19,378     24,336     22,061
                                 ---------  ---------  ---------  ---------
Total income                       894,570    846,519  1,822,984  1,704,372
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       200,105    192,106    400,210    384,212
Interest                           119,845    124,775    247,203    262,579
Salaries and wages                  65,802     59,660    134,299    123,880
Property, payroll
and misc. taxes                     16,908     14,976     33,437     32,759
Other expenses                      48,858     55,517    101,644     96,914
                                 ---------  ---------  ---------  ---------
Total expenses                     451,518    447,034    916,793    900,344
                                 ---------  ---------  ---------  ---------

Income before income taxes         443,052    399,485    906,191    804,028
Federal and State income taxes     162,157    163,000    331,665    289,000
                                 ---------  ---------  ---------  ---------
Net income                         280,895    236,485    574,526    515,028
                                 =========  =========  =========  =========

Per share of common stock            $0.63      $0.52      $1.30      $1.13
Weighted average shares
outstanding                        445,261    454,907    443,134    454,578
Dividends declared per share         $0.10      $0.10      $0.10      $0.10

Prepared from the books of the Company without audit. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the above stated periods have been included.

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                               June 30,
                                                          1997          1996
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                             574,526       515,028
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          403,774       387,086
Deferred income taxes                                   35,505            -
Gain on sale of assets                                 (24,336)     (22,061)
Changes in assets and liabilities:
Accounts receivable                                      2,516         4,434
Prepaid expenses and deferred charges                    3,850         4,233
Accounts payable and accrued expenses                   51,950      (80,356)
Federal and State income taxes                         274,753         5,732
                                                      --------      --------
Net cash provided by operations                      1,322,538       814,096
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                     (1,928)      (4,224)
Payments received on mortgage notes                        718         1,500
Purchase of securities                                 (37,368)     (62,806)
Proceeds - from sale of assets                          43,563        41,288
                                                      --------      --------

Net cash provided by (used in) investing activities      4,985      (24,242)
                                                      --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                            325,049        857,078
Repayments - credit line borrowings                (1,309,634)   (1,175,078)
Principal payments on mortgage notes                  (47,260)     (506,490)
Purchase of treasury stock                           (213,565)      (36,420)
                                                      --------      --------
Net cash used in financing activities              (1,245,410)     (860,910)
                                                      --------      --------

Net increase (decrease) in cash                         82,113      (71,056)
Cash at beginning of period                            120,784       123,831
                                                      --------      --------
Cash at end of period                                  202,897        52,775
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       264,206       272,716
Income tax payments                                    138,975       283,268

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

	The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants under net lease arrangements.

	As detailed on the income statement, total income for the first six months of 1997 increased approximately $119,000 primarily due to the increase of lease rental income. The purchase of a convenience store building in December, 1996, accounted for approximately $75,000 of the lease rental increase. In addition, lease rental increases on existing properties and contingent rental increases based on sales overages amounted to approximately $29,000 and $15,000 respectively.

	Total expenses increased approximately $16,000 as shown on the Income Statement. Net income for the first six months increased approximately 12% as compared to the same period for the prior year.

	As of June 30, 1997, the Company's main sources of liquidity consisted of: $202,897 in cash, marketable securities having a market value of approximately $1,817,000 and a $7,375,000 remaining loan balance available on three lines of credit with two local banks. In addition, the Company owns unencumbered real estate having an aggregate cost of approximately $11,000,000.

	On March 4, 1997, the Company executed contracts to purchase and leaseback for 15 years two convenience stores located in the Atlanta, Georgia, area. One store is under construction and is scheduled for closing by October 1, 1997. The second store is also under construction and closing is expected in the first quarter of 1998. The purchase price of each store is approximately $1,500,000.

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

NATIONAL PROPERTIES CORPORATION



Date  __7/30/97__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __7/30/97__                By _____/S/__Robert_W._Guely___________
                                     Robert W. Guely, Controller