Form 10-Q
period 1997-09-30
NATIONAL PROPERTIES CORP
filed 1997-11-10
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1997         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
431,761 SHARES AS OF NOVEMBER 1, 1997

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                        September 30,    December 31,
                                                 1997            1996
CURRENT ASSETS
Cash                                          181,666         120,784
Mortgage loans receivable                          -              718
Accounts receivable                            17,795          15,576
Prepaid income taxes                               -          244,467
Other                                             949           6,724
                                           ----------      ----------
Total current assets                          200,410         388,269
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,367,387       4,402,210
Buildings and improvements                 21,896,495      21,896,495
Furniture and equipment                        63,677          62,816
                                           ----------      ----------
                                           26,327,559      26,361,521

Less - accumulated depreciation             8,859,401       8,259,087
                                           ----------      ----------
Property and equipment - net               17,468,158      18,102,434
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,921,805       1,581,725
Deferred charges and other assets              37,377          42,723
                                           ----------      ----------
Total other assets                          1,959,182       1,624,448
                                           ----------      ----------
                                           19,627,750      20,115,151
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                7,438           5,699
Notes payable                                 125,000         225,000
Accrued liabilities                           270,558         264,653
Current maturities of long-term debt          104,444          96,929
Federal and state income taxes                 32,952              -
                                           ----------      ----------
Total current liabilities                     540,392         592,281
                                           ----------      ----------
LONG-TERM DEBT                              4,791,903       6,030,779
                                           ----------      ----------
DEFERRED INCOME TAXES                         765,514         592,638
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1997-433,111 shares; 1996-449,245 shares)    433,111         449,245
Retained earnings                          12,325,856      11,881,556
Net unrealized gain-marketable securities     770,974         568,652
                                           ----------      ----------
Total stockholders' equity                 13,529,941      12,899,453
                                           ----------      ----------
                                           19,627,750      20,115,151
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended   Nine Months Ended
                                          Sept 30,              Sept 30,
                                      1997       1996       1997       1996
Income
Lease rental income                847,265    801,478  2,608,207  2,443,531
Interest income                        130         80        361        148
Dividend income                     17,225     20,360     54,700     60,550
Gain on sale of securities, etc.        -      27,249     24,336     49,310
                                 ---------  ---------  ---------  ---------
Total income                       864,620    849,167  2,687,604  2,553,539
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       200,104    192,106    600,314    576,318
Interest                           112,603    116,362    359,806    378,941
Salaries and wages                  60,896     58,247    195,195    182,127
Property, payroll
and misc. taxes                     12,689     11,561     46,126     44,320
Other expenses                      42,825     46,718    144,469    143,632
                                 ---------  ---------  ---------  ---------
Total expenses                     429,117    424,994  1,345,910  1,325,338
                                 ---------  ---------  ---------  ---------

Income before income taxes         435,503    424,173  1,341,694  1,228,201
Federal and State income taxes     159,396    153,000    491,061    442,000
                                 ---------  ---------  ---------  ---------
Net income                         276,107    271,173    850,633    786,201
                                 =========  =========  =========  =========

Per share of common stock            $0.63      $0.60      $1.94      $1.73
Weighted average shares
outstanding                        439,161    453,924    438,851    453,269
Cash dividend paid per share         $0.10      $0.10      $0.10      $0.10

Prepared from the books of the Company without audit. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the above stated periods have been included.

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Nine Months Ended
                                                             September 30,
                                                          1997          1996
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                             850,633       786,201
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          605,660       580,629
Deferred income taxes                                   53,258            -
Gain on sale of assets                                 (24,336)     (49,310)
Changes in assets and liabilities:
Accounts receivable                                     (2,219)          749
Prepaid expenses and deferred charges                    5,775         6,223
Accounts payable and accrued expenses                    7,655        91,095
Federal and State income taxes                         277,419        28,082
                                                      --------      --------
Net cash provided by operations                      1,773,845     1,443,669
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                       (861)      (4,224)
Payments received on mortgage notes                        718         1,719
Purchase of securities                                 (37,368)    (130,686)
Proceeds - from sale of assets                          78,386        96,602
                                                      --------      --------

Net cash provided by (used in) investing activities     40,875      (36,589)
                                                      --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                            500,049      1,057,079
Repayments - credit line borrowings                (1,759,634)   (1,700,079)
Principal payments on mortgage notes                  (71,786)     (538,275)
Dividends paid                                        (43,947)      (45,379)
Purchase of treasury stock                           (378,520)      (84,060)
                                                      --------      --------
Net cash used in financing activities              (1,753,838)   (1,310,714)
                                                      --------      --------

Net increase in cash                                    60,882        96,366
Cash at beginning of period                            120,784       123,831
                                                      --------      --------
Cash at end of period                                  181,666       220,197
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       262,700       390,942
Income tax payments                                    277,950       413,918

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

	The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants under net lease arrangements.

	As detailed on the income statement, total income for the first nine months of 1997 increased approximately $134,000 primarily due to the increase of lease rental income. The purchase of a convenience store building in December, 1996, accounted for approximately $112,500 of the lease rental increase. In addition, lease rental increases on existing properties and contingent rental increases based on sales overages amounted to approximately $43,000 and $15,000 respectively.

	Total expenses increased approximately $20,000 as shown on the Income Statement. Net income for the first nine months increased approximately 8% as compared to the same period for the prior year.

	As of September 30, 1997, the Company's main sources of liquidity consisted of: $181,666 in cash, marketable securities having a market value of approximately $1,922,000 and a $7,025,000 remaining loan balance available on three lines of credit with two local banks. In addition, the Company owns unencumbered real estate having an aggregate cost of approximately $11,000,000.

	On October 10, 1997, the Company sold a convenience store in Lincoln, Nebraska for $261,000. On October 15, 1997, the sale proceeds were used in a qualified 1031 exchange to purchase a convenience store in Gainesville, Georgia, for $1,500,000. The balance of funds to complete the purchase were drawn on the Company's line of credit. On march 4, 1997, the Company contracted to purchase and leaseback a convenience store for $1,500,000 in the Atlanta, Georgia, area. Closing is expected in the first quarter of 1998.

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

NATIONAL PROPERTIES CORPORATION



Date  __11/10/97__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __11/10/97__                By _____/S/__Robert_W._Guely___________
                                     Robert W. Guely, Controller