Form 10-K
period 1997-12-31
NATIONAL PROPERTIES CORP
filed 1998-03-24
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1997

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

$5,612,519 as of March 2, 1998

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $1.00 - March 2, 1998 - 424,866 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1998 annual meeting of Stockholders See Part III

PART I

Item 1.   Business

(a) General Development of Business. The Registrant, organized under the Iowa Business Corporation Act, is engaged principally in the development of commercial real estate for lease to tenants under net lease arrangements. The Registrant also derives revenues from its portfolio of investment securities.

On March 4, 1997, the Registrant executed contracts to purchase and leaseback two convenience stores located in the Atlanta, Georgia area at a cost of approximately $1,500,000 each. The closing on one store was October 15, 1997. Closing on the second store was completed on February 13, 1998 at a cost of $1,480,000 and was financed with funds drawn on the Registrant's credit lines.

On October 10, 1997, the Registrant sold its convenience store property in Lincoln, Nebraska for $261,043, net of selling expenses and on October 15, 1997, a convenience store building located in Gainesville, Georgia (an Atlanta, Georgia suburb) was acquired in a qualified IRC Section 1031 Exchange for $1,500,000. The cash balance of $1,238,957 to complete the exchange was drawn on the Registrant's long-term line of credit.

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

At December 31, 1997, the Registrant owned 39 leased properties having an aggregate cost of $27,426,345. The rental income for 1997 on these leased properties amounted to $3,491,764. Seven of the properties are leased to two restaurant operators and account for 18.5% of rental income; four telephone service center buildings and one Goodyear Tire Service Center building account for 10.5% of rental income; eighteen QuikTrip Convenience stores and one related office building account for 49.8% of rental income; three nurseries (garden centers) account for 13.5% and three 7-Eleven Convenience stores, one motel land lease and three office buildings account for the balance of 6.2%. In addition to the foregoing, other properties, held for future development, generated rental income of $54,545 in 1997.

As of December 31, 1997, the tenants of all 39 leased properties were in compliance with the terms of their respective leases. However, Sunbelt Nursery Group, Inc., which operates approximately 60 retail nurseries (Garden Centers), including three owned by the Registrant, has incurred substantial losses over the last two years and has reported a loss of approximately $4,500,000 for the first six months of their current fiscal year ended December 28, 1997. The three stores owned by the Registrant generate annual rental income of approximately $455,000 of which $78,000 on one of the nursery properties is guaranteed by a third party. Sunbelt has taken significant steps to restore profitability, and has succeeded in narrowing its losses in the current year. However, in the event Sunbelt determines that a Chapter 11 Reorganization is necessary, the Registrant may incur a substantial reduction in future lease rental income.

Other Investments

The Registrant has a portion of its assets invested in marketable securities which had a market value of $2,148,283 as of December 31, 1997.

Employees

The Registrant currently employs 6 persons; 3 full-time employees and 3 part-time employees.

Item 2
Properties (Dec. 31, 1997)                       Land    Bldgs. &   Accumulated     Rental     Lease    Renewal
Mortgage    Int.
                                                 Cost    Improve.  Depreciation  Income 1997  Expires   Options
Balance    Rate
                                            ---------  ----------  ------------  -----------  -------  --------  ----
------  ------
A. DAYS INN-LAND LEASE   Newton, Ia.           82,500           -             -       26,048     2006  4-10 Yr.
-
                                            ---------  ----------  ------------  -----------                     ----
------
B. RESTAURANT PROPERTIES
  Perkins 'Cake & Steak  Des Moines, Ia.      137,000     343,365       289,571       68,316     2001   1-5 Yr
-
  Perkins 'Cake & Steak  Des Moines, Ia.      140,000     341,602       286,946       73,612     2002   1-5 Yr
-
  Perkins 'Cake & Steak  Des Moines, Ia.      200,000     373,192       373,192       71,893     2002   2-5 Yr.
-
  Perkins 'Cake & Steak  Newton, Ia.          112,500     485,181       436,663       84,424     1999   2-5 Yr.
-
  Perkins 'Cake & Steak  Des Moines, Ia.      243,166     498,675       448,807      105,192     2000   2-5 Yr.
-
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     772,000       579,000      114,778     2005   3-5 Yr.
-
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000       474,535      128,757     2005   6-5 Yr.
-
                                            ---------  ----------  ------------  -----------                     ----
------
    Total                                   1,090,666   3,552,015     2,888,714      646,972               -
                                            ---------  ----------  ------------  -----------                     ----
------
C. SERVICE CENTERS
  Northwestern Bell      Decorah,  Ia.         20,000     191,102       131,860       22,966     1999   1-5 Yr.
-
  Northwestern Bell      Cedar Rapids, Ia.     37,000     397,394       253,156       84,000     2001   1-5 Yr.
-
  Continental Tel. Co.   Chariton, Ia.          8,364     541,755       386,452       70,641     2000      -  )
-
  Continental Tel. Co.   Fayette, Ia.           6,322     428,685       305,790       56,190     2000      -  )
246,194      9.984
  Goodyear Service Ctr.  Wichita, KS.         100,000     978,725       265,420      132,000     2004   4-5 Yr.
-
                                            ---------  ----------  ------------  -----------                     ----
------
    Total                                     171,686   2,537,661     1,342,683      365,797
246,194
                                            ---------  ----------  ------------  -----------                     ----
------

D. CONVENIENCE STORES
  QuikTrip               a Des Moines, Ia.    144,664     691,878       250,524       110,882     2010   2-5 Yr.
-
  QuikTrip & Off. Bldg.  Des Moines, Ia.      215,000     672,000       486,080       103,680     1999   2-5 Yr.
-
  QuikTrip               Des Moines, Ia.       50,000     185,000       161,104        47,051     2000   2-5 Yr.
-
  QuikTrip               Des Moines, Ia.       60,000     200,000       200,000        44,057     2002   1-5 Yr.
-
  QuikTrip               Des Moines, Ia.       50,240     265,360       234,401        43,305     2004   2-5 Yr.
-
  QuikTrip               Wichita, KS.          53,500     436,637       107,154        58,081     2009   4-5 Yr.
-
  QuikTrip               Norcross, Ga.        103,000     765,000       177,587       102,858     2014   4-5 Yr.
-
  QuikTrip               Wichita, KS.          60,000     514,000       123,072        67,445     2010   4-5 Yr.
-
  QuikTrip               Tulsa, OK.           155,000   1,340,000       313,761       175,662     2010   4-5 Yr.
-
  QuikTrip               a Des Moines, Ia.     84,500     557,500       123,524        75,435     2010   4-5 Yr.
-
  QuikTrip               a Johnston, Ia.       48,502     476,160        82,519        73,574     2012   4-5 Yr.
-
  QuikTrip               a St. Louis, Mo.     152,000   1,575,433       277,572       231,780     2017   4-5 Yr.
-
  QuikTrip               a Des Moines, Ia.    183,095     900,000       122,634       108,183     2013   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         92,500     834,000        79,323        92,650     2009   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         95,500     858,000        81,604        95,350     2009   4-5 Yr.
-
  QuikTrip               Clive, Ia.           325,605     393,814        25,673       124,570     2015   4-5 Yr
-
  QuikTrip               Alpharetta, Ga       148,585   1,324,000        49,654       149,472     2016   4-5 Yr
-
  QuikTrip               Gainesville, Ga.     122,927   1,227,923         8,527        33,586     2012   4-5 Yr.
-
  7-Eleven               Des Moines, Ia.       96,455     137,954       128,183        39,674     1999   1-5 Yr.
-
  7-Eleven               Lincoln, NE.              -           -             -         22,924     1999   1-5
Yr.Sold10/10/97
  7-Eleven               Omaha, NE.            44,110     128,574       122,682        30,838     1998   1-5 Yr.
-
                                            ---------  ----------  ------------  -----------                      ---
-------
    Total                                   2,281,741  13,483,233     3,155,578     1,831,057
-
                                            ---------  ----------  ------------   -----------                     ---
-------
E. OFFICE BUILDINGS
  Associates Financial
    Serv.                Des Moines, Ia.       61,692      55,812        41,161       14,850     1997    1-3 Yr.
-
  Corporate Headquarters b Des Moines, Ia.     25,000     418,222       336,428       39,520     1999    2-2 Yr.
-
  GTech                  Des Moines, Ia.       16,000     174,953       130,559       41,200     2001    1-2 Yr.
-
                                            ---------  ----------  ------------  -----------                      ---
-------
    Total                                     102,692     648,987       508,148       95,570
-
                                            ---------  ----------  ------------  -----------                      ---
-------
F. GARDEN CENTERS
  Wolfe Nursery          a Dallas, TX.        125,000     586,825       537,923       94,791     1999    3-5 Yr.
-
  Tip-Top Nursery        a Glendale, AZ.       66,144     433,057       148,374      158,484     2002    3-5 Yr.
-
  Wolfe Nursery          a Arlington, TX.     200,000   1,700,000       254,133      218,500     2010    3-5 Yr.
-
                                            ---------  ----------  ------------  -----------                      ---
-------
    Total                                     391,144   2,719,882       940,430      471,775
-
                                            ---------  ----------  ------------  -----------                      ---
-------
G. OTHER PROPERTIES                           260,386     103,752       100,442       54,545
-
                                            ---------  ----------  ------------  -----------                      ---
-------
    Totals                                  4,380,815  23,045,530     8,935,995    3,491,764
246,194
                                            =========  ==========  ============  ===========
==========

a Mortgaged to Lender - See Note 4 of Notes to Financial Statements. b 50% Used by Registrant; 50% Leased


Other Properties

The following unencumbered properties are held for future development by the Registrant.

(1)   Real Estate, S. E. Delaware and Oralabor Road, Ankeny, Iowa.

This commercially zoned property is located in Ankeny, Iowa, at the Industrial Exit of Interstate 35. It contains approximately 33 acres.

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

(4)   Real Estate, 845 Sixth Avenue, Des Moines, Iowa

This 6,000 square foot concrete block building situated on a lot of the same size was purchased in 1974. This building is rented for $1,500 per month, and the lease expires April 30, 1998.

Item 3.   Legal Proceedings.

The Registrant is not engaged in any material legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.

NOT APPLICABLE



PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters

The Common Stock of the Registrant (symbol NAPE) is traded on the over-the-counter bulletin board; a product of the National Association of Security Dealers, Inc., sponsored by market makers. Quotations are inter-dealer prices, without retail mark-up, or mark-down, or commission and may not necessarily represent actual transactions. The prices shown below are by calendar quarters for 1997 and 1996. N/A indicates prices were not available.

                       Bid                 Asked
1997              High     Low         High     Low
1st  Quarter      21-3/4   20-1/2      N/A      N/A
2nd  Quarter      24       22          N/A      N/A
3rd  Quarter      28       24          N/A      N/A
4th  Quarter      28-5/8   28          N/A      N/A
                       Bid                 Asked
1996	            High     Low         High     Low
1st  Quarter      23-3/4   17          N/A      N/A
2nd  Quarter      20       20          N/A      N/A
3rd  Quarter      20       20          N/A      N/A
4th  Quarter      20-1/2   20          N/A      N/A


A cash dividend of 10 cents per share was paid in 1997. Future dividend declarations will be dependent upon the earnings of the Registrant, its financial condition, its capital requirements and general business conditions.

There were approximately 750 stockholders of record as of March 2, 1998.

Item 6. Selected Financial Data. (In thousands except for per share amounts)

                                     Year ended December 31,
                             1997      1996      1995      1994      1993
Year ended December 31,
  Lease rental income       3,492     3,262     3,140     3,016     2,766
  Interest income               1         -         3         8         2
  Dividend income              72        80        89       107       114
  Gain on sale of
    securities                 24        59       103       104         1
  Net income                1,143     1,039       903       905       792

At December 31,
  Total assets             20,778    20,115    19,118    19,600    17,412
  Long-term debt            5,264     6,031     5,148     6,758     6,220
  Book value-properties &
    equipment              18,495    18,102    17,394    17,682    16,352
  Net Unrealized Gain
    Marketable Securities     917       569       605       462         -
  Stockholders' equity     13,922    12,899    12,070    11,142    10,025

Per Common Share
Net income*                  2.62      2.30      1.97      1.96      1.68
Cash dividends               0.10      0.10      0.00      0.18      0.17
Book value                  32.27     28.71     26.49     24.15     21.38


*Based on weighted average shares outstanding



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 1997, the Registrant's primary source of liquidity was $79,545 in cash; marketable securities with a market value of approximately $2,148,000; and a $6,075,000 remaining loan balance available on three lines of credit with two local banks. (See Note 4 of the Notes to Financial
Statements). In addition, the Registrant owns unencumbered real estate having an aggregate depreciated cost of approximately $8,000,000. Management believes that its cash flow from operations and other potential sources of cash, will be sufficient to finance current and projected operations.

Each year for many years the Registrant has reacquired a limited amount of its common stock. During the three years ended December 31, 1997, 29,857 shares were repurchased in the open market and negotiated transactions. The total cost of the reacquired shares amounted to $671,433; an average per share cost of $22.49.

Results of Operations 1997 Compared to 1996

As detailed on the Income Statement total income for the year 1997 was approximately $185,000 more than in 1996. The increase in rental income of approximately $230,000 was due to property acquisitions in 1996 and 1997 that produced additional rental income of approximately $175,000. ($187,000 in 1997 versus $12,000 in 1996). In addition rent increases on nine properties totaled approximately $46,000 in 1997, which was offset by a decrease of approximately $6,700 in rental income due to a sale of one property in 1997. Contingent rentals based on sales overages increased approximately $15,000 in 1997.

Total expenses increased approximately $36,000 in 1997 primarily due to increases in professional fees, payroll costs and depreciation aggregating $49,000 offset by a decrease in interest costs of $13,000.

The effective income tax rate was 36.1% in 1997 as compared to 36.6% in 1996.

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

Item 8.  Financial Statements and Supplementary Data.

  Financial statements filed herewith:

    Balance Sheets as of December 31, 1997 and December 31, 1996.

    Statements of Income and Stockholders' Equity for the years ended
      December 31, 1997, December 31, 1996 and December 31, 1995.

    Statements of Cash Flows for the years ended December 31, 1997,
      December 31, 1996 and December 31, 1995.

    Notes to Financial Statements.

    Accountant's Report.


Item 9.  Disagreements on Accounting and Financial Disclosures.

                              NONE


PART III

In answer to Items 10, 11, 12 and 13 of Part III, the Registrant incorporates by reference the required information which is contained in its definitive Proxy Statement. The Proxy Statement is for the 1998 annual meeting of stockholders and will be filed with the Commission not later than 120 days after December 31, 1997.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a)    List the following documents filed as part of this report.
            1.   All financial statements.
                   See Item 8 of Part II.
            2.   Financial statement schedules.
                   Schedule III as of December 31, 1997.
                   Note to schedule III as of December 31, 1997, 1996 and
1995.
                   All other Schedules are omitted
because they are inapplicable or not required.
    (b)    No report on Form 8-K was filed during the last quarter of 1997.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __3/20/98__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __3/20/98__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DIRECTORS OF THE REGISTRANT

Date  __3/20/98__          By _____/S/__William_D._Buzard________
                               William D. Buzard

Date  __3/20/98__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __3/20/98__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __3/20/98__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson


NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
Certified Public Accountants

Board of Directors and Stockholders
National Properties Corporation


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of National Properties Corporation as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

February 10, 1998
West Des Moines, Iowa

1025 Ashworth Road. Suite 500, West Des Moines, IA 50265-3500, Phone (515)
223-0221    Fax: (515) 223- 1030


NATIONAL PROPERTIES CORPORATION BALANCE SHEETS

                                                               December 31,
                                                             1997        1996
ASSETS

CURRENT ASSETS
  Cash                                                     79,545     120,784
  Mortgage loans receivable                                    -          718
  Accounts receivable                                      12,451      15,576
  Prepaid income taxes                                         -      244,467
  Other                                                     6,711       6,724
                                                       ----------  ----------
    Total current assets                                   98,707     388,269
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, AT COST - Notes 1 and 5
  Land                                                  4,380,815   4,402,210
  Buildings and improvements                           23,045,530  21,896,495
  Furniture and equipment                                  63,677      62,816
                                                       ----------  ----------
                                                       27,490,022  26,361,521
  Less-accumulated depreciation                         8,995,091   8,259,087
                                                       ----------  ----------
    Property and equipment-net                         18,494,931  18,102,434
                                                       ----------  ----------

OTHER ASSETS
  Marketable securities, at market value-Note 3         2,148,283   1,581,725
  Deferred charges and other assets                        35,596      42,723
                                                       ----------  ----------
    Total other assets                                  2,183,879   1,624,448
                                                       ----------  ----------
                                                       20,777,517  20,115,151
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          3,830       5,699
  Notes payable - Note 4                                        -     225,000
  Accrued liabilities                                     287,266     264,653
  Current maturities of long-term debt                    407,062      96,929
  Federal and state income taxes                           27,298          -
                                                       ----------  ----------
    Total current liabilities                             725,456     592,281
                                                       ----------  ----------
LONG-TERM DEBT - Notes 4 & 5                            5,264,132   6,030,779
                                                       ----------  ----------
DEFERRED INCOME TAXES                                     865,733     592,638
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued - (1997-431,456 shares; 1996-449,245 shares)   431,456     449,245
  Retained earnings                                    12,573,294  11,881,556
  Net unrealized gain on marketable securities            917,446     568,652
                                                       ----------  ----------
    Total stockholders' equity                         13,922,196  12,899,453
                                                       ----------  ----------
                                                       20,777,517  20,115,151
                                                       ==========  ==========


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND STOCKHOLDERS' EQUITY
For the years ended December 31, 1997, 1996 and 1995

STATEMENTS OF INCOME                              1997        1996        1995
REVENUES
  Lease rental income                        3,491,764   3,262,200   3,139,978
  Interest income                                  703         235       2,975
  Dividend income                               71,985      79,870      89,168
  Gain on sale of assets                        24,336      61,819     102,823
                                            ----------  ----------  ----------
    Total revenues                           3,588,788   3,404,124   3,334,944
                                            ----------  ----------  ----------


EXPENSES
  Salaries and wages                           251,440     245,874     269,964
  Depreciation                                 807,989     776,699     767,455
  Property, payroll and misc. taxes             60,958      56,776      57,586
  Interest                                     484,119     497,161     638,821
  Other                                        196,605     188,560     181,603
                                            ----------  ----------  ----------
    Total expenses                           1,801,111   1,765,070   1,915,429
                                            ----------  ----------  ----------
    Income before income taxes               1,787,677   1,639,054   1,419,515

INCOME TAXES-Note 2                            644,595     599,951     516,822
                                            ----------  ----------  ----------
    Net income                               1,143,082   1,039,103     902,693
                                            ==========  ==========  ==========

Net income per share                              2.62        2.30        1.97
Weighted average common shares outstanding     435,761     451,876     457,720

STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     Net

Unrealized
                                                                     gain on
                                                Common   Retained
marketable
                                                 Stock   Earnings
securities
                                            ----------  ----------  ----------
  Balances December 31, 1994                   461,313  10,219,318     461,579
    Net income - 1995                               -      902,693          -
    Purchase and retirement of common stock     (5,658)   (112,229)         -
    Change in unrealized gains, net of tax           -           -     143,427
                                            ----------  ----------  ----------
  Balances December 31, 1995                   455,655  11,009,782     605,006
    Net income - 1996                                -   1,039,103          -
    Purchase and retirement of common stock     (6,410)   (121,950)         -
    Cash dividend - 10 cents per share               -     (45,379)         -
    Change in unrealized gains, net of tax           -          -
(36,354)
                                            ----------  ----------  ----------
  Balances December 31, 1996                   449,245  11,881,556     568,652
    Net income - 1997                                -   1,143,082          -
    Purchase and retirement of common stock    (17,789)   (407,397)         -
    Cash dividend - 10 cents per share               -     (43,947)         -
    Change in unrealized gains, net of tax           -          -      348,794
                                            ----------  ----------  ----------
  Balances December 31, 1997                   431,456  12,573,294     917,446
                                            ==========  ==========  ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995

                                                   Increase(Decrease) in Cash
                                                  1997        1996        1995
                                            ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                 1,143,082   1,039,103     902,693
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization              815,116     782,712     774,075
    Deferred income taxes                       73,471     267,183          -
    Gain on sale of assets                     (24,336)    (61,819)
(102,823)
    Changes in assets and liabilities:
      Accounts receivable                        3,125       2,158         161
      Prepaid expenses and deferred charges         13     (14,532)
(20)
      Accounts payable and accrued expenses     20,745      75,266
(141,275)
      Federal and state income taxes           271,765    (247,800)
(65,729)
                                            ----------  ----------  ----------
  Net cash provided by operations            2,302,981   1,842,271   1,367,082
                                            ----------  ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment       (1,200,486) (1,484,811)
(479,928)
  Payments received on mortgage notes              718       2,586       8,713
  Purchase of securities                       (37,368)   (148,736)
(128,962)
  Proceeds - sale of assets                     43,563     119,501     518,793
                                            ----------  ----------  ----------
  Net cash used in
   investing activities	                    (1,193,573) (1,511,460)
(81,384)
                                             ----------  ----------  ---------
-

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on credit lines                 3,000,000   2,679,664   1,297,303
  Repayments of credit line borrowings      (3,584,585) (2,275,079)
(2,317,302)
  Principal payments on mortgage Notes         (96,929)   (564,704)
(262,640)
  Dividends paid                               (43,947)    (45,379)         -
  Purchase of treasury stock                  (425,186)   (128,360)
(117,887)
                                            ----------  ----------  ----------
  Net cash provided by (used) in
   financing activities                     (1,150,647)   (333,858)
(1,400,527)
                                            ----------  ----------  ----------
Net increase (decrease) in cash                (41,239)     (3,047)
(114,829)
Cash at beginning of year                      120,784     123,831     238,660
                                            ----------  ----------  ----------
Cash at the end of year                         79,545     120,784     123,831
                                            ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                           523,320     503,527     657,366
    Income tax payments                        372,830     580,568     582,551

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real restate:
  Basis of property received                 1,350,850          -      535,247
  Less cash paid                             1,238,957          -      335,247
                                            ----------  ----------   ---------
  Basis of property given up                   111,893          -      200,000
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

Long-Lived Assets:  On January 1, 1996, the Registrant adopted SFAS 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain indentifiable intangible assets to be held and used, or disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1997 and 1996, the Company determined that none of its long-lived assets had been impaired, and therefore the Company did not adjust the carrying amounts of such assets.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding 435,761 in 1997; 451,876 in 1996 and 457,720 in 1995.

Profit-Sharing Plan: The Registrant has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Registrant's contribution to the plan was $35,662 in 1997; $36,166 in 1996 and $39,142 in 1995.

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

Recent Accounting Pronouncement: In June 1997, the FASB issued a Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of this statement in 1998. The Company has not assessed the effect that this new standard will have on its financial statements and/or disclosures.

NOTE 1 - PROPERTIES UNDER LEASE

The Registrant is the lessor of commercial real estate under noncancelable operating leases requiring fixed and contingent rentals through the year 2017. Contingent rentals based on sales overages amounted to $71,663 in 1997; $56,294 in 1996 and $54,701 in 1995. The following is a schedule of future minimum rentals at December 31, 1997, not including renewal options and contingent rentals.

     Year ended December 31,                        Amount
            1998                                   3,525,911
            1999                                   3,405,554
            2000                                   2,967,760
            2001                                   2,857,889
            2002                                   2,552,564
            Subsequent years                      20,355,564
                                                  ----------
            Aggregate future minimum rentals      35,665,242
                                                  ==========



NOTE 2 - INCOME TAXES

Income tax expense for the years ended December 31, 1997, 1996 and 1995 is comprised of the following:

                                                1997        1996        1995
                                            ----------  ----------  ----------
Current
  Federal                                     498,071     273,807     433,406
  State                                        73,053      58,961      83,416
                                            ----------  ----------  ----------
    Total current                             571,124     332,768     516,822
Deferred                                       73,471     267,183          -
                                            ----------  ----------  ----------
                                              644,595     599,951     516,822
                                            ==========  ==========  ==========

A reconciliation of the statutory federal income tax rate of 34 percent in 1997, 1996 and 1995 to the effective tax rate is as follows:

                                                 1997        1996        1995
                                            ----------  ----------  ----------

Statutory federal income tax rate                34.0%       34.0%       34.0%
State taxes, net of federal tax benefit           3.1         3.8         3.5
Tax savings on dividends                         (1.0)       (1.2)       (1.1)
                                            ----------  ----------  ----------
  Total tax provision                            36.1       36.6         36.4
                                            ==========  ==========  ==========

Temporary differences which give rise to deferred tax liabilities in 1997 and 1996 are as follows:

                                                  1997       1996
                                            ----------  ---------
Excess of tax over book depreciation           340,654    267,183
Unrealized gain on marketable securities       525,079    325,455
                                            ----------  ---------
  Total tax provision                          865,733    592,638
                                            ==========  =========




Deferred income taxes result from the temporary differences in the recognition of income and expenses for tax and financial statement purposes. The source of the temporary difference was due to a change in depreciation for income tax reporting in 1996. The Small Business Job Protection Act of 1996 (The Act) amended the Internal Revenue Code regarding depreciation of motor fuel retail outlets permitting the Registrant to depreciate its qualifying convenience stores over a life of 20 years. The Act further provided that this change could be applied retroactively to all such properties placed in service after 1986. The retroactive change decreased the Registrant's federal and state income taxes for 1996 by $267,183. This amount was recorded as a deferred tax liability as of December 31, 1996. For financial statement purposes the Registrant depreciates its convenience stores over an average useful life of 30 years.


NOTE 3 - MARKETABLE SECURITIES

The Company's marketable securities consist of equity securities and were carried at fair market value. At December 31, 1997, marketable Securities available-for-sale had an aggregate market value of $2,148,283 and a cost of $705,758 resulting in a gross unrealized gain of $1,442,525. At December 31, 1996, marketable securities had an aggregate market value of $1,581,725 and a cost of $687,617 for a gross unrealized gain of $894,108. The difference between the cost and fair market value of the securities, net of the tax effect, is shown as a separate component of shareholder's equity.

The Company had gross realized gains of $24,336 and $59,144 on the sale of marketable securities during 1997 and 1996 and no realized losses. During 1995 the Company had gross realized gains of $124,730 and gross realized losses of $21,907. Gain or loss on sales was based on the cost of the securities using the specific indentification method.

NOTE 4 - NOTES PAYABLE - BANKS

As of December 31, 1997, the registrant had a $4,000,000 unsecured working capital line of credit with Norwest Bank Iowa, N.A. The credit line which has been in effect for the past several years was created to facilitate the Registrant's real estate acquisitions. Borrowings will bear interest at the bank's base (Prime) rate floating. No compensating balance is required but a non-usage fee of 1/8 of 1% is payable quarterly to the bank on the unused portion of the line. As of December 31, 1997, there was no outstanding balance on this loan as compared to $225,000 as of December 31, 1996.

As of December 31, 1997, the Registrant had a $6,000,000 10-year, revolving credit line with Norwest Bank Iowa, N.A. The $6,000,000 loan commitment reduces $600,000 beginning December 31, 1997, and each year thereafter until final maturity on December 31, 2006. Borrowings secured by first mortgages on various properties, bear interest at the bank's base (Prime) rate floating, and no compensating balance is required. As of December 31, 1997, the outstanding balance on this loan was $3,325,000 as compared to $4,322,585 as of December 31, 1996.

In November, 1994, the Registrant established a $3,000,000 10-year revolving loan with Brenton Bank, N.A., Des Moines, Iowa. The credit line reduces $300,000 beginning December 31, 1995, and each year thereafter until final maturity on December 31, 2004. Borrowings secured by first mortgages on properties, bear interest at the bank's base (Prime) rate floating. At December 31, 1997, the outstanding balance on this loan was $2,100,000 compared to $1,462,000 as of December 31, 1996.


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                December 31,
                                            Rate              1997        1996
                                         ----------     ----------  ----------
Real estate mortgage notes
  Due 1997-2000                              10%           246,194     343,123

Norwest Bank Iowa, N.A.
  Due 2006 - See Note 4                     8.5%         3,325,000   4,322,585

Brenton Bank, N.A.
  Due 2004 - See Note 4                     8.5%         2,100,000   1,462,000
                                                        ----------  ----------
                                                         5,671,194   6,127,708

Less-Current principal maturities                          407,062      96,929
                                                        ----------  ----------
                                                         5,264,132   6,030,779
                                                        ==========  ==========


Annual principal maturities over the next five years are as follows:
                         1998        1999        2000        2001        2002
                       -------     -------     -------     -------     -------
Mortgage Note          107,062     118,254      20,878          -            -
Norwest Bank                 -           -           -     325,000     600,000
Brenton Bank           300,000     300,000     300,000     300,000     300,000


NOTE 6 - REVENUE FROM MAJOR TENANTS

Lease rental income from three major tenants were $2,612,833, $2,426,281 and $2,327,594 for the years ended December 31, 1997, 1996 and 1995 respectively, representing 74% of total rental income for these years. Rents from these major tenants were as follows:


                           1997               1996               1995
                           ----               ----               ----

Industry                Revenue   %        Revenue   %        Revenue    %

Convenience stores     1,737,621 49.8     1,560,986 47.9     1,455,467 46.3
Garden centers           471,775 13.5       469,260 14.4       473,815 15.1
Restaurants              403,437 11.5       396,035 12.1       398,312 12.7
                       --------- ----     --------- ----     --------- ----
                       2,612,833 74.8     2,426,281 74.4     2,327,594 74.1
                       ========= ====     ========= ====     ========= ====




NOTE 7 - QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                  Quarter
                              First        Second         Third        Fourth
                         ----------    ----------    ----------    ----------

1997
  Revenues                  928,414       894,570       864,620       901,184
  Net Income                293,631       280,895       276,107       292,449
  Per share                66 cents      63 cents      63 cents      67 cents

1996
  Revenues                  855,170       846,519       849,167       853,268
  Net Income                259,543       236,485       271,173       271,902
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

computed
<>c>
QuikTrip Stores
  Tulsa, OK        $       -0-   $ 1,340,000      $      -0-    $ 1,340,000
$  313,761         08/22/90   31 1/2
  St. Louis, MO      1,381,946     1,454,000         121,433      1,575,433
271,215         1992/1995  31 1/2
  Alpharetta, GA          -0-      1,324,000             -0-      1,324,000
49,654         12/03/96   30
  Gainesville, GA         -0-      1,227,923             -0-      1,227,923
8,527         10/15/97    30

Garden Center
  Wolfe Nursery
    Arlington, TX    1,520,000     1,700,000             -0-      1,700,000
254,133          04/01/93   31 1/2
Miscellaneous
   investments       2,769,248    15,006,539         871,636     15,878,175
8,038,705         1976/1995  15/39
                    ----------   -----------      ----------     ----------
----------
    Totals          $5,671,194   $22,052,426      $  993,069    $23,045,531
$8,935,995
                    ==========   ===========      ==========    ===========
==========

<captions>

NOTE TO SCHEDULE III
                                                 Real  Estate
                                     1997            1996            1995
Balance, Beginning of period     $21,896,495     $20,572,495     $20,105,570
  additions                        1,227,923       1,324,000         515,247
                                 -----------     -----------     -----------
                                  23,124,418      21,896,495      20,620,817
  Reductions                          78,887             -0-          48,322
                                 -----------     -----------     -----------
Balance, End of period           $23,045,531     $21,896,495     $20,572,495
                                 ===========     ===========     ===========


                                               Accumulated Depreciation
                                                 Real  Estate
                                     1997            1996            1995
Balance, Beginning of period     $ 8,202,683     $ 7,432,040     $ 6,713,694
  additions                          805,296         770,643         763,668
                                 -----------     -----------     -----------
                                   9,007,979       8,202,683       7,477,362
  Reductions                          71,984             -0-          45,322
                                 -----------     -----------     -----------
Balance, End of period           $ 8,935,995     $ 8,202,683     $ 7,432,040
                                 ===========     ===========     ===========