Form 10-Q
period 1998-03-31
NATIONAL PROPERTIES CORP
filed 1998-05-11
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1998         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
424,116 SHARES AS OF APRIL 30, 1998

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             March 31,    December 31,
                                                 1998            1997
CURRENT ASSETS
Cash                                          277,651          79,545
Accounts receivable                                -           12,451
Other                                           5,211           6,711
                                           ----------      ----------
Total current assets                          282,862          98,707
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,532,615       4,380,815
Buildings and improvements                 24,373,730      23,045,530
Furniture and equipment                        67,319          63,677
                                           ----------      ----------
                                           28,973,664      27,490,022

Less - accumulated depreciation             9,208,482       8,995,091
                                           ----------      ----------
Property and equipment - net               19,765,182      18,494,931
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       2,314,808       2,148,283
Deferred charges and other assets              33,813          35,596
                                           ----------      ----------
Total other assets                          2,348,621       2,183,879
                                           ----------      ----------
                                           22,396,665      20,777,517
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                1,884           3,830
Notes payable                                      -               -
Accrued liabilities                           299,367         287,266
Current maturities of long-term debt          409,757         407,062
Federal and state income taxes                146,807          27,298
                                           ----------      ----------
Total current liabilities                     857,815         725,456
                                           ----------      ----------
LONG-TERM DEBT                              6,410,661       5,264,132
                                           ----------      ----------
DEFERRED INCOME TAXES                         953,447         865,733
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1998-424,116 shares; 1997-431,456 shares)    424,116         431,456
Retained earnings                          12,717,107      12,573,294
Accumulated other comprehensive income      1,033,519         917,446
                                           ----------      ----------
Total stockholders' equity                 14,174,742      13,922,196
                                           ----------      ----------
                                           22,396,665      20,777,517
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                                    For Quarter Ended
                                                        March 31,
                                                 1998            1997
Income
Lease rental income                           976,609         899,992
Interest income                                   519             100
Dividend income                                17,286          17,550
Gain on sale of securities                     37,697          10,772
                                              -------         -------
Total income                                1,032,111         928,414
                                              -------         -------
Expenses
Depreciation                                  213,391         200,105
Interest                                      139,011         127,358
Salaries and wages                             48,426          68,497
Property, payroll
and misc. taxes                                34,995          16,528
Other expenses                                 45,240          52,785
                                              -------         -------
Total expenses                                481,063         465,273
                                              -------         -------

Income before income taxes                    551,048         463,141
Federal and State income taxes                203,890         169,510
                                              -------         -------
Net income                                    347,158         293,631
                                              =======         =======

Other comprehensive income:
Unrealized holding gains on marketable
securities arising during the period          182,505          94,846
Less income tax expense related
to unrealized holding gains                   (66,432)        (36,502)
                                              -------         -------
Other comprehensive income, net of tax        116,073          58,344
                                              -------         -------
Comprehensive income                          463,231         351,975
                                              =======         =======

Net income per share of common stock         82 cents        66 cents
Weighted average shares
outstanding                                   424,581         447,387
Dividends per share                              None            None

Prepared from the books of the Company without audit. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary to present fairly the results of operations for the above stated periods have been included.

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                               March 31,
                                                          1998          1997
CASH FLOW FROM OPERATING ACTIVITIES
Comprehensive income                                   463,231       351,975
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          215,173       201,887
Deferred income taxes                                   87,714        54,255
Unrealized gain on securities                         (182,505)      (94,846)
Gain on sale of securities                             (37,697)      (10,772)
Changes in assets and liabilities:
Accounts receivable                                     12,451           861
Prepaid expenses and deferred charges                    1,500         1,925
Accounts payable and accrued expenses                   10,155        50,966
Federal and State income taxes                         119,509       152,959
                                                      --------      --------
Net cash provided by operations                        689,531       709,210
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                 (1,483,641)         (861)
Payments received on mortgage notes                         -            718
Purchase of securities                                      -        (17,293)
Proceeds - from sale of securities                      53,677        21,161
                                                      --------      --------

Net cash provided by (used in) investing activities (1,429,964)        3,725
                                                      --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                          1,580,000        175,000
Repayments - credit line borrowings                  (405,000)      (647,585)
Principal payments on mortgage notes                  (25,776)       (23,336)
Purchase of treasury stock                           (210,685)       (51,600)
                                                      --------      --------
Net cash used in financing activities                 938,539       (547,521)
                                                      --------      --------

Net increase in cash                                  198,106        165,414
Cash at beginning of period                            79,545        120,784
                                                      --------      --------
Cash at end of period                                 277,651        286,198
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                      104,689       133,026
Income tax payments                                    63,591            -

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants under net lease arrangements.

In February 1998, the Company completed the purchase of a convenience store property in Woodstock, Georgia (Atlanta suburb) for $1,480,000. Bank funds were used for the purchase.

The Company's major concern over the past several years has been Sunbelt Nursery Group Inc., the tenant of three Company owned stores located in Texas and Arizona that generated 1997 lease rental income of $472,000.

On April 1, 1998, Sunbelt filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy code. Sunbelt plans to immediately commence store closing sales in all their 45 Texas and Arizona stores. Sunbelt's bankruptcy will result in a substantial reduction of lease rental income for the Company, pending leasing the Sunbelt stores.

As detailed in the Statement of Income, total income for the first quarter of 1998 increased approximately $103,000 over the same period in 1997, primarily due to increases in rental income and gains from the sale of marketable securities. A convenience store located in Gainesville, Georgia purchased in October 1997 and a convenience store located in Woodstock, Georgia purchased in February 1998 provided rental income of $59,000 in the first quarter of 1998. In additional, contingent rentals based on sales overages increased approximately $22,000 in the first quarter of 1998 over a year earlier.

Total expenses for the first quarter 1998 increased approximately $16,000 over the same period in 1997. The Company recorded increases in depreciation and interest of $13,000 and $12,000 respectively related to the acquisitions of the two convenience stores referred to above. In addition, the Company accrued real estate taxes of approximately $20,000 in connection with the bankruptcy of the lessee referred to above. Salaries and benefits paid by the Company in the first quarter were $29,000 less than in 1997. Net income for the first quarter of 1998 increased approximately 18% over the same period in 1997.

As of March 31, 1998, the Company's main source of liquidity consisted of: $277,000 in cash, marketable securities having a market value of approximately $2,315,000, and a $7,575,000 remaining loan balance available on three lines of credit with two local banks. In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $12,000,000.

Management believes that its cash flow from operations and other potential sources of cash will be sufficient to finance current and projected operations. However, future cash flows will be impaired pending leasing the Sunbelt stores referred to above which generated approximately $114,000 in the first quarter of 1998.

PART II.	OTHER INFORMATION.

			No applicable items.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __5/5/97__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __5/5/97__                By _____/S/__Kristine_M. Fasano________
                                     Kristine M. Fasano
                                     Secretary