Form 10-Q
period 1998-06-30
NATIONAL PROPERTIES CORP
filed 1998-08-03
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1998         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
418,616 SHARES AS OF JUNE 30, 1998

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             June 30,    December 31,
                                                 1998            1997
CURRENT ASSETS
Cash                                          230,591          79,545
Accounts receivable                                -           12,451
Other                                           3,481           6,711
                                           ----------      ----------
Total current assets                          234,072          98,707
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,532,615       4,380,815
Buildings and improvements                 24,373,730      23,045,530
Furniture and equipment                        67,319          63,677
                                           ----------      ----------
                                           28,973,664      27,490,022

Less - accumulated depreciation             9,419,798       8,995,091
                                           ----------      ----------
Property and equipment - net               19,553,866      18,494,931
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       2,289,644       2,148,283
Deferred charges and other assets              32,031          35,596
                                           ----------      ----------
Total other assets                          2,321,675       2,183,879
                                           ----------      ----------
                                           22,109,613      20,777,517
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                4,340           3,830
Notes payable                                      -               -
Accrued liabilities                           282,632         287,266
Current maturities of long-term debt          412,519         407,062
Federal and state income taxes                 22,128          27,298
                                           ----------      ----------
Total current liabilities                     721,619         725,456
                                           ----------      ----------
LONG-TERM DEBT                              6,131,474       5,264,132
                                           ----------      ----------
DEFERRED INCOME TAXES                         970,376         865,733
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1998-418,616 shares; 1997-431,456 shares)    418,616         431,456
Retained earnings                          12,839,850      12,573,294
Accumulated other comprehensive income      1,027,678         917,446
                                           ----------      ----------
Total stockholders' equity                 14,286,144      13,922,196
                                           ----------      ----------
                                           22,109,613      20,777,517
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      1998       1997       1998       1997
Income
Lease rental income                881,451    860,950  1,858,060  1,760,942
Interest income                        110        131        629        231
Dividend income                     18,648     19,925     35,934     37,475
Gain on sale of securities, etc.    42,101     13,564     79,798     24,336
                                 ---------  ---------  ---------  ---------
Total income                       942,310    894,570  1,974,421  1,822,984
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       211,316    200,105    424,707    400,210
Interest                           144,378    119,845    283,389    247,203
Salaries and wages                  48,741     65,802     97,167    134,299
Property, payroll
and misc. taxes                     41,771     16,908     76,766     33,437
Other expenses                      54,002     48,858     99,242    101,644
                                 ---------  ---------  ---------  ---------
Total expenses                     500,208    451,518    981,271    916,793
                                 ---------  ---------  ---------  ---------

Income before income taxes         442,102    443,052    993,150    906,191
Federal and State income taxes     159,610    162,157    363,500    331,665
                                 ---------  ---------  ---------  ---------
Net income                         282,492    280,895    629,650    574,526
                                 =========  =========  =========  =========

Other comprehensive income (losses):
Unrealized holding gains (losses)
on marketable securities arising
during the period                  (9,184)    122,483    173,321    217,329
Less income tax expense related
to unrealized holding gains        (3,343)     44,829     63,089     81,331
                                 ---------  ---------  ---------  ---------
Other comprehensive income,
net of tax                         (5,841)     77,654    110,232    135,998
                                 ---------  ---------  ---------  ---------
Comprehensive income               276,651    358,549    739,882    710,524
                                 =========  =========  =========  =========

Net income per share                 $0.67      $0.63      $1.49      $1.30
Weighted average shares
outstanding                        423,332    445,261    422,083    443,134
Dividends declared per share         $0.00      $0.10      $0.00      $0.10


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Six Months Ended
                                                               June 30,
                                                          1998          1997
CASH FLOW FROM OPERATING ACTIVITIES
Comprehensive income                                   739,882       710,524
Adjustments to reconcile comprehensive income to net
cash provided by operating activities:
Depreciation and amortization                          428,272       403,774
Deferred income taxes                                  104,643       116,836
Unrealized gain on securities                         (173,321)    (217,329)
Gain on sale of securities                             (79,798)     (24,336)
Changes in assets and liabilities:
Accounts receivable                                     12,451         2,516
Prepaid expenses and deferred charges                    3,230         3,850
Accounts payable and accrued expenses                   (4,124)       51,950
Federal and State income taxes                          (5,170)      274,753
                                                      --------      --------
Net cash provided by operations                      1,026,065     1,322,538
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                 (1,483,641)      (1,928)
Payments received on mortgage notes                         -            718
Purchase of securities                                      -       (37,368)
Proceeds - from sale of securities                     111,758        43,563
                                                      --------      --------
Net cash provided by (used in) investing activities (1,371,883)        4,985
                                                      --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                           1,630,000       325,049
Repayments - credit line borrowings                   (705,000)  (1,309,634)
Principal payments on mortgage notes                   (52,201)     (47,260)
Purchase of treasury stock                            (375,935)    (213,565)
                                                      --------      --------
Net cash provided by (used in) financing activities    496,864   (1,245,410)
                                                      --------      --------

Net increase (decrease) in cash                        151,046        82,113
Cash at beginning of period                             79,545       120,784
                                                       --------     --------
Cash at end of period                                  230,591       202,897
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       283,389       264,206
Income tax payments                                    327,889       138,975

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS


The Company has adopted effective January 1, 1998 the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of FAS No. 130 on the Company's interim financial statements is to present in the statement of income, unrealized gains on marketable securities net of income taxes, which in periods prior to 1998 had been reported as annual adjustment directly to stockholders' equity. All prior periods reported on have been restated to give effect to FAS No. 130.

The statements of income and comprehensive income, statements of cash flow and balance sheets at June 30, 1998 and 1997 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants.

In February 1998, the Company completed the purchase of a convenience store property in Woodstock, Georgia (Atlanta suburb) for $1,480,000. Bank funds were used for the purchase. Annual rentals from the property will be $155,400.

On April 1, 1998 Sunbelt Nursery, a major tenant of three company owned stores located in Arizona and Texas, filed for bankruptcy. Sunbelt immediately commenced store liquidation sales in all of their Texas and Arizona stores, including those owned by the Company.

Effective June 1, the Company leased the three Sunbelt Nursery stores that were in bankruptcy. The stores were leased at an annual rental of $348,000 which is $134,000 less than the previous Sunbelt annual rental.

In May, the Company executed a contract to sell 21.5 acres of land in Ankeny, Iowa subject to a number of contingencies. The sale price is $2,900,000 and the buyer has until May 26, 1999 to satisfy the contingencies.

Operating Results

Lease revenues for the first six months were $1,858,000, up $97,000 or 5.5% over the same period in 1997. The increase was primarily due to the addition of two convenience stores, one located in Gainsville, Georgia purchased in October 1997 and the other located in Woodstock, Georgia purchased February 1998, which added $137,000 to rental income in the first six months of 1998. However, due to the bankruptcy of a major tenant, the Company realized a decrease in rentals of $39,000 from its three stores leased to Sunbelt Nursery during the second quarter of 1998.

The Company also realized gains of $79,800 from the sale of marketable securities during the first six months of 1998, up from $24,000 in the same period in 1997.

Total expenses for the first six months of 1998 increased $64,000 or 7% over the same period in 1997. Increases in depreciation and interest cost totaling approximately $61,000 accounted for most of the increase and was related to the acquisition of the two new convenience stores referred to above. In addition, the Company recorded $45,000 in additional real estate taxes during the period ended June 30, 1998 in connection with the stores leased to Sunbelt Nursery.

Other expenses led by personnel cost, decreased $42,000 from the same six month period in 1997.

Net income increased $55,000 over the same six month period in 1997 after deducting income taxes at the effective rate of 36.6%.

Liquidity

As of June 30, 1998 the Company's main source of liquidity consisted of $230,000 in cash, marketable securities having a market value of approximately $2,390,000 and a $3,650,000 remaining loan balance available on three lines of credit with a local bank. In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $12,000,000.


PART II.	OTHER INFORMATION.

			No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __8/3/98__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __8/3/98__                By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Secretary