Form 10-Q
period 1998-09-30
NATIONAL PROPERTIES CORP
filed 1998-11-06
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1998         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
418,616 SHARES AS OF NOVEMBER 2, 1998

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                        September 30,    December 31,
                                                 1998            1997
CURRENT ASSETS
Cash                                           78,024          79,545
Accounts receivable                                -           12,451
Other                                           1,793           6,711
                                           ----------      ----------
Total current assets                           79,817          98,707
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,532,615       4,380,815
Buildings and improvements                 24,373,730      23,045,530
Furniture and equipment                        70,665          63,677
                                           ----------      ----------
                                           28,977,010      27,490,022

Less - accumulated depreciation             9,636,549       8,995,091
                                           ----------      ----------
Property and equipment - net               19,340,461      18,494,931
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       2,110,219       2,148,283
Deferred charges and other assets              30,249          35,596
                                           ----------      ----------
Total other assets                          2,140,468       2,183,879
                                           ----------      ----------
                                           21,560,746      20,777,517
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                1,202           3,830
Accrued expenses                              150,455         287,266
Current maturities of long-term debt          415,351         407,062
Federal and state income taxes                 26,150          27,298
                                           ----------      ----------
Total current liabilities                     593,158         725,456
                                           ----------      ----------
LONG-TERM DEBT                              5,551,552       5,264,132
                                           ----------      ----------
DEFERRED INCOME TAXES                         921,203         865,733
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1998-418,616 shares; 1997-431,456 shares)    418,616         431,456
Retained earnings                          13,171,646      12,573,294
Accumulated other comprehensive income        904,571         917,446
                                           ----------      ----------
Total stockholders' equity                 14,494,833      13,922,196
                                           ----------      ----------
                                           21,560,746      20,777,517
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended   Nine Months Ended
                                          Sept 30,              Sept 30,
                                      1998       1997       1998       1997
Income
Lease rental income                924,286    847,265  2,782,346  2,608,207
Interest income                         49        130        678        361
Dividend income                     14,927     17,225     50,911     54,700
Gain on sale of securities, etc.        -          -      79,798     24,336
                                 ---------  ---------  ---------  ---------
Total income                       939,312    864,620  2,913,733  2,687,604
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       216,751    200,104    641,458    600,314
Interest                           134,164    112,603    417,553    359,806
Salaries and wages                  48,252     60,896    145,419    195,195
Property, payroll
and misc. taxes                    (24,787)    12,689     51,979     46,126
Other expenses                      41,535     42,825    140,777    144,469
                                 ---------  ---------  ---------  ---------
Total expenses                     415,915    429,117  1,397,186  1,345,910
                                 ---------  ---------  ---------  ---------

Income before income taxes         523,397    435,503  1,516,547  1,341,694
Federal and State income taxes     191,600    159,396    555,100    491,061
                                 ---------  ---------  ---------  ---------
Net income                         331,797    276,107    961,447    850,633
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
on marketable securities arising
during the period                 (193,563)   104,611    (20,242)   321,940
Less income tax expense related
to unrealized holding gains         70,456     38,287      7,367    119,618
                                 ---------  ---------  ---------  ---------
Other comprehensive income,
net of tax                        (123,107)    66,324    (12,875)   202,322
                                 ---------  ---------  ---------  ---------
Comprehensive income               208,690    342,431    948,572  1,052,955
                                 =========  =========  =========  =========


Net income per share                 $0.79      $0.63      $2.28      $1.94
Weighted average shares
outstanding                        422,083    439,161    422,083    438,851
Cash dividend paid per share         $0.00      $0.10      $0.00      $0.10


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Nine Months Ended
                                                             September 30,
                                                          1998          1997
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                             961,447       850,633
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          646,804       605,660
Deferred income taxes                                   62,837        53,258
Gain on sale of assets                                 (79,798)     (24,336)
Changes in assets and liabilities:
Accounts receivable                                     12,451       (2,219)
Prepaid expenses and deferred charges                    4,918         5,775
Accounts payable and accrued expenses                 (139,439)         7,655
Federal and State income taxes                          (1,148)      277,419
                                                      --------      --------
Net cash provided by operations                      1,468,072     1,773,845
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                 (1,486,987)        (861)
Payments received on mortgage notes                         -            718
Purchase of securities                                 (14,138)     (37,368)
Proceeds from sale of securities                       111,758        78,386
                                                      --------      --------

Net cash provided by (used in) investing activities (1,389,367)       40,875
                                                      --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                          1,630,000        500,049
Payments on credit line borrowings                 (1,255,000)   (1,759,634)
Principal payments on mortgage notes                  (79,291)      (71,786)
Dividends paid                                             -        (43,947)
Purchase of treasury stock                           (375,935)     (378,520)
                                                      --------      --------
Net cash used in financing activities                 (80,226)   (1,753,838)
                                                      --------      --------

Net increase (decrease) in cash                        (1,521)        60,882
Cash at beginning of period                            79,545        120,784
                                                      --------      --------
Cash at end of period                                  78,024        181,666
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       376,487       262,700
Income tax payments                                    493,411       277,950

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS


The Company has adopted effective January 1, 1998 the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of FAS No. 130 on the Company's interim financial statements is to present in the statement of income, unrealized gains on marketable securities net of income taxes, which in periods prior to 1998 had been reported as annual adjustments directly to stockholders' equity. All prior periods reported on have been restated to give effect to FAS No. 130.

The balance sheets, statements of income and comprehensive income and statements of cash flows at June 30, 1998 and 1997 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.


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

Effective June 1, the Company leased the three Sunbelt Nursery stores that were in bankruptcy. The stores were leased at an annual rental of $348,000 which is $107,000 less than the previous Sunbelt annual rental.

On October 13, 1998, the Company completed the sale of 21.5 acres of unimproved land in Ankeny, Iowa. The net sale proceeds of $2,884,000 are being held in escrow pending designation and purchase of a 1031 exchange property.

Operating Results

Lease revenues for the first nine months were $2,782,000, up $174,000 or 6.6% over the same period in 1997. The increase was primarily due to the addition of two convenience stores, one located in Gainsville, Georgia purchased in October 1997 and the other located in Woodstock, Georgia purchased February 1998, which added $215,000 to rental income in the first nine months of 1998. However, due to the bankruptcy of Sunbelt Nursery, the Company realized a decrease in rentals of $40,000 from its three nursery garden stores during the six months ended September 30, 1998.

The Company also realized gains of $79,800 from the sale of marketable securities during the first nine months of 1998, up from $24,000 in the same period in 1997.

Total expenses for the first nine months of 1998 increased $51,000 or 3.8% over the same period in 1997. Depreciation and interest cost increased by approximately $99,000 over the same period in 1997 and was related to the acquisition of two new convenience stores referred to above. In addition, the Company recorded $9,000 in additional real estate taxes during the nine month period ended September 30, 1998, in connection with the stores leased to Sunbelt Nursery.

Remaining expenses led by personnel cost, decreased approximately $57,000 from the same nine month period in 1997.

Net income increased $111,000 over the same nine month period in 1997 after deducting income taxes at the effective rate of 36.6%.

Liquidity

As of September 30, 1998 the Company's main source of liquidity consisted of $78,000 in cash, marketable securities having a market value of approximately $2,110,000 and a $4,200,000 remaining loan balance available on three lines of credit with a local bank. In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $12,000,000.

Year 2000 Problem

The Year 2000 (or Y2K) problem, common to most companies, is related to existing computer programs that use only the last two digits to refer to a year. These programs may not properly recognize date sensitive information after 1999. The result could be that these programs will fail and/or create erroneous results on or after January 1, 2000. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. The following disclosures concerning the Year 2000 problem are intended to comply with the Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers that was issued by the Securities and Exchange Commission on July 29, 1998.

The Company believes that the nature of the Company's business, its properties and the terms of its leases with tenants of its properties limit its direct exposure to the 2000 problem to some extent. The Company does not produce, manufacture or market any product that must be proven to be Year 2000 compliant. Therefore, the Company believes that it will have no material potential liability to other parties arising from its business activities causing any other business with which it has dealings to fail to be Year 2000 compliant.

The Company has not yet completed its assessment of the possible effects of the Year 2000 problem on the Company. The Company has obtained clear evidence of readiness, including written assurances from each of the Vendors of the Company's principal computer system dealing with financial information, that its principal computer system is Year 2000 compliant. The Company has completed testing of the software used in its principal computer system which showed such software to be Year 2000 compliant.

Before the end of 1998, the Company intends to begin the process of monitoring the progress of material other parties (vendors, suppliers and tenants) in their efforts to become Year 2000 compliant. These other parties include, but are not limited to; the tenants of the Company's properties, the U.S. Postal Service, financial institutions and utilities. The Company intends to request copies of the Year 2000 plans of these material other parties and to monitor their performance against these plans.

Through September 30, 1998, the amount spent by the Company to address Year 2000 issues has not been material to the Company's operations. Total costs to address Year 2000 issues are currently estimated not to involve an amount that will be material to the Company's operations. Funds for these costs are expected to be provided by the operating cash flows of the Company.

The Company could be faced with adverse consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material other parties. A worst-case scenario would result in the short term interruption of revenue from leased properties caused by unresolved Year 2000 issues of material other parties. This would result in lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company is devoting the resources needed to address Year 2000 issues in a timely manner. While management expects a successful resolution of these issues, there can be no guarantee that material other parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

The Company has not yet developed contingency plans in case business interruptions do occur. The Company expects to give consideration to the development of contingency plans during the first half of 1999 as the results of the Company's monitoring of the progress of material other parties become available. Such contingency plans may include a determination to increase the liquidity of the Company's assets to avoid any interruption in payment of the Company's obligations in the event of a temporary disruption in the flow of revenue to the company. Contingency plans, to the extent management considers them to be necessary, are expected to be completed by September, 30, 1999.

The foregoing discussion of the Year 2000 problem contains certain forward-looking statements that are subject to risks and uncertainties. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Actual results may differ materially from those currently anticipated. Factors which could adversely affect future results include, but are not limited to, the effects of any unexpected increase in the Company's costs to address Year 2000 issues and the effects of any unexpectedly severe or lengthy disruptions in the business of material other parties.


PART II.	OTHER INFORMATION.

			No applicable items.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __11/6/98__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __11/6/98__                By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Secretary