Form 10-K
period 1998-12-31
NATIONAL PROPERTIES CORP
filed 1999-03-22
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1998

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

$6,273,913 as of March 1, 1999

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $1.00 - March 1, 1999 - 418,616 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1999    annual meeting of Stockholders See Part III

PART I

Item 1.	Business

(a)	General Development of Business.  The Registrant, (also referred to as the "the Company") organized under the Iowa Business Corporation Act, is engaged principally in the development of commercial real estate for lease to tenants under net lease arrangements. The Registrant also derives revenues from its portfolio of investment securities.

On February 13, 1998, the Company completed the purchase of a convenience store property in Woodstock, Georgia (Atlanta Suburb) for $1,480,000. Bank funds were used for the purchase. Annual rentals from the property will be $155,400.

On April 1, 1998, Sunbelt Nursery, a major tenant of three Company owned stores located in Arizona and Texas, filed for bankruptcy. Sunbelt immediately commenced store liquidation sales in all of their Texas and Arizona stores, including those owned by the Company.

Effective June 1, 1998, the Company leased the three Sunbelt Nursery stores that were in bankruptcy. The stores were leased at an annual rental of $348,000 which is $107,000 less than the previous Sunbelt annual rental.

On October 13, 1998, the Company completed the sale of 21.5 acres of unimproved land in Ankeny, Iowa for $2,885,000, net of selling expenses and on December 1, 1998, a supermarket building was acquired in a qualified IRC
Section 1031 exchange for $5,572,000. The cash balance of $2,687,000 to complete the exchange was drawn on the Registrant's credit lines. Annual rentals from the property will be $473,610.

In December 1998, the Company executed a letter agreement with the existing tenant to sell for $1,245,000 three convenience stores located in Des Moines, Iowa with leases expiring within one to five years. The Company has agreed to purchase and leaseback for twenty years a new convenience store for $1,950,000 located in Olathe, Kansas, in a qualified IRC section 1031 exchange. The sale and purchase are expected to be completed in August 1999.

During 1998 the Company began an effort to identify and address Year 2000 computer problems. Reference is made to Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this report for details.

(b)	Financial Information About Industry Segments.  The Registrant
operates in a single industry segment.

(c)	Narrative Description of Business.

Real Estate Held For Investment

The Registrant seeks to acquire or develop improved real estate properties suitable for lease to commercial tenants. It is the Registrant's policy to invest in properties that are fully leased to a single tenant which is responsible for payment of real estate taxes, insurance, utilities and repairs. Under such circumstances, the Registrant has limited management responsibilities for such properties once they are constructed and leased. In most cases, properties are constructed by the tenant and conveyed to the Registrant under a sale and leaseback arrangement. It is not the policy of the Registrant to invest in multiple tenant office buildings or residential facilities. Primary factors considered by the Registrant in developing a property for lease are the use to be made of the property, its location, the nature and credit standing of the tenant, the rental income to be derived under the lease, and the ability of the Registrant to utilize the property or dispose of it upon termination of the lease.

All of the investment properties now owned by the Registrant are located in Arizona, Georgia, Iowa, Kansas, Missouri, Nebraska, Oklahoma, South Dakota, and Texas. The Registrant has placed no limitations, however, on the locations in which it is willing to develop properties in the future.

The commercial real estate acquired by the Registrant is normally purchased with funds drawn on the Registrants lines of credit. In most cases, the Registrant gives careful consideration to the rate of return which it will receive from an investment based on the original cost thereof to the Registrant without regard to possible mortgage financing. While the rate of return varies, it has ranged generally from 8.5% to 13%.

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

At December 31, 1998, the Registrant owned 41 leased properties having an aggregate cost of $31,593,450. The rental income for 1998 on these leased properties amounted to $3,715,029. Seven of the properties are leased to two restaurant operators and account for 17.9% of rental income; four telephone service center buildings and one Goodyear Tire Service Center building account for 9.9% of rental income; nineteen QuikTrip and one Kum & Go Convenience stores account for 54.8% of rental income; three nurseries (garden centers) account for 10.5%; four office buildings and a supermarket account for 4.8%; other properties held for future development account for 2.1% of rental income.

As of December, 1998, the tenants of all 41 leased properties were in compliance with the terms of their respective leases.

Other Investments

The Registrant has a portion of its assets invested in marketable securities which had a market value of $2,279,982 as of December 31, 1998.

Employees

The Registrant currently employs 6 persons; 3 full-time employees and 3 part-time employees.

Item 2
Properties (Dec. 31, 1998)                       Land    Bldgs. &   Accumulated     Rental     Lease    Renewal
Mortgage    Int.
                                                 Cost    Improve.  Depreciation  Income 1997  Expires   Options
Balance    Rate
                                            ---------  ----------  ------------  -----------  -------  --------  ----
------  ------
A. RESTAURANT PROPERTIES
  Perkins 'Cake & Steak  Des Moines, Ia.      137,000     343,365       303,306       73,611     2001   1-5 Yr
-
  Perkins 'Cake & Steak  Des Moines, Ia.      140,000     341,602       300,610       76,901     2002   1-5 Yr
-
  Perkins 'Cake & Steak  Des Moines, Ia.      200,000     373,192       373,192       71,893     2002   1-5 Yr.
-
  Perkins 'Cake & Steak  Newton, Ia.          112,500     485,181       460,922       92,491     1999   2-5 Yr.
-
  Perkins 'Cake & Steak  Des Moines, Ia.      243,166     498,675       473,741      105,192     2000   2-5 Yr.
-
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     772,000       617,600      114,778     2005   3-5 Yr.
-
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000       512,911      131,911     2005   6-5 Yr.
-
                                            ---------  ----------  ------------  -----------                     ----
------
    Total                                   1,090,666   3,552,015     3,042,282      666,777
                                            ---------  ----------  ------------  -----------                     ----
------
B. SERVICE CENTERS
  Northwestern Bell      Decorah,  Ia.         20,000     191,102       137,593       22,965     1999   1-5 Yr.
-
  Northwestern Bell      Cedar Rapids, Ia.     37,000     397,394       267,136       84,000     2001   1-5 Yr.
-
  Continental Tel. Co.   Chariton, Ia.          8,364     541,755       408,122       70,641     2000      -  )
-
  Continental Tel. Co.   Fayette, Ia.           6,322     428,685       322,942       56,190     2000      -  )
139,131      9.984
  Goodyear Service Ctr.  Wichita, KS.         100,000     978,725       296,485      132,000     2004   4-5 Yr.
-
                                            ---------  ----------  ------------  -----------                     ----
------
    Total                                     171,686   2,537,661     1,432,278      365,796
139,131
                                            ---------  ----------  ------------  -----------                     ----
------

C. CONVENIENCE STORES
  QuikTrip               a Des Moines, Ia.    144,664     691,878       274,849      110,964     2010   2-5 Yr.
-
  QuikTrip & Off. Bldg.  Des Moines, Ia.      215,000     672,000       512,960      106,214     2004   1-5 Yr.
-
  QuikTrip               Des Moines, Ia.       50,000     185,000       170,354       49,898     2000   2-5 Yr.
-
  QuikTrip               Des Moines, Ia.       60,000     200,000       200,000       44,057     2002   1-5 Yr.
-
  QuikTrip               Des Moines, Ia.       50,240     265,360       252,092       43,305     2004   2-5 Yr.
-
  QuikTrip               Wichita, KS.          53,500     436,637       120,854       58,081     2009   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         99,558     765,000       201,258      102,858     2014   4-5 Yr.
-
  QuikTrip               Wichita, KS.          60,000     514,000       139,392       67,445     2010   4-5 Yr.
-
  QuikTrip               Tulsa, OK.           155,000   1,340,000       356,306      175,662     2010   4-5 Yr.
-
  QuikTrip               a Des Moines, Ia.     84,500     557,500       141,220       75,435     2010   4-5 Yr.
-
  QuikTrip               a Johnston, Ia.       48,502     476,160        97,637       73,574     2012   4-5 Yr.
-
  QuikTrip               a St. Louis, Mo.     152,000   1,575,433       326,850      231,780     2017   4-5 Yr.
-
  QuikTrip               a Des Moines, Ia.    183,095     900,000       151,209      110,016     2013   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         92,500     834,000       100,708       92,650     2009   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         95,500     858,000       103,603       95,350     2009   4-5 Yr.
-
  QuikTrip               Clive, Ia.           325,605     393,814        35,770      124,570     2015   4-5 Yr
-
  QuikTrip               Alpharetta, Ga       148,585   1,324,000        93,787      149,472     2016   4-5 Yr
-
  QuikTrip               Gainesville, Ga.     122,927   1,227,923        49,458      157,500     2012   4-5 Yr.
-
  QuikTrip               Woodstock, Ga.       151,800   1,328,200        38,739      136,312     2013   4-5 Yr.
-
  Kum & Go               Omaha, NE.            44,110     128,574       128,581       30,840     2003      -
-
                                            ---------  ----------  ------------  -----------                     ----
------
    Total                                   2,337,086  14,673,479     3,495,627    2,035,983
-
                                            ---------  ----------  ------------  -----------                     ----
------

D. SUPERMARKETS
  Nash Finch             Sioux Falls, SD.     211,888   2,632,970         2,817       39,468     2018  10-5 Yr.
                                            ---------  ----------  ------------  -----------                     ----
------

E. OFFICE BUILDINGS
  American Payday Loans  Des Moines, Ia.       96,455     137,954       135,080       40,800     2004   1-7 Yr.
-
  Associates Financial
    Serv.                Des Moines, Ia.       61,692      55,812        42,835       15,600     2000   1-2 Yr.
-
  Corporate Headquarters b Des Moines, Ia.     25,000     418,222       349,156       40,281     1999   2-2 Yr.
-
  GTech                  Des Moines, Ia.       16,000     174,953       136,026       42,440     2001   1-2 Yr.
-
                                            ---------  ----------  ------------  -----------                     ----
------
    Total                                     199,147     786,941       663,097      139,121
-
                                            ---------  ----------  ------------  -----------                     ----
------
F. GARDEN CENTERS
  Metro Garden Center    a Dallas, TX.        125,000     586,825       577,045       78,184     2003   1-5 Yr.
-
  Tip-Top Nursery        a Glendale, AZ.       66,144     433,057       162,124      112,256     2003   1-5 Yr.
-
  Metro Garden Center    a Arlington, TX.     200,000   1,700,000       308,108      197,951     2003   1-5 Yr.
-
                                            ---------  ----------  ------------  -----------                     ----
------
    Total                                     391,144   2,719,882     1,047,277      388,391
-
                                            ---------  ----------  ------------  -----------                     ----
------
G. OTHER PROPERTIES                           185,133     103,752       103,752       79,493
-
                                            ---------  ----------  ------------  -----------                     ----
------
    Totals                                  4,586,750  27,006,700     9,787,130    3,715,029
139,131
                                            =========  ==========  ============  ===========
==========

a Mortgaged to Lender - See Note 4 of Notes to Financial Statements. b 50% Used by Registrant; 50% Leased


Other Properties

The following unencumbered properties are held for future development by the Registrant.

(1)	Real Estate, S. E. Delaware and Oralabor Road, Ankeny, Iowa.

This commercially zoned property is located in Ankeny, Iowa, at the Industrial Exit of Interstate 35. It contains five approximately 1.5 acre platted lots.

(2)	Real Estate, Interstate 80 & Highway 14, Newton, Iowa.

This is a 4-acre undeveloped site adjoining the Perkins Restaurant and Days Inn Motel.

(3)	Real Estate, 4745 - 2nd Avenue, Des Moines, Iowa.

106,000 sq. ft. of land and a 3,200 sq. ft. building leased for $3,300 per month, the lease expires December 31, 2001. 82,000 sq. ft. of unused land is available for development.

(4)	Real Estate, 845 Sixth Avenue, Des Moines, Iowa

This 6,000 square foot concrete block building situated on a lot of the same size was purchased in 1974. This building is rented for $1,500 per month, and the lease expires April 30, 1999.

Item 3.	Legal Proceedings.

The Registrant is not engaged in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

NOT APPLICABLE

PART II

Item 5.	Market for the Registrant's Common Stock and Related Security
Holder Matters

The Common Stock of the Registrant (symbol NAPE) is traded on the over-the-counter bulletin board; a product of the National Association of Security Dealers, Inc., sponsored by market makers. Quotations are inter-dealer prices, without retail mark-up, or mark-down, or commission and may not necessarily represent actual transactions. The prices shown below are by calendar quarters for 1998 and 1997. N/A indicates prices were not available.

                       Bid                 Asked
1998              High     Low         High     Low
1st  Quarter      29-1/2   28-5/8      N/A      N/A
2nd  Quarter      31       29-1/2      N/A      N/A
3rd  Quarter      36       31          N/A      N/A
4th  Quarter      34       32-3/4      N/A      N/A
                       Bid                 Asked
1997	            High     Low         High     Low
1st  Quarter      21-3/4   20-1/2      N/A      N/A
2nd  Quarter      24       22          N/A      N/A
3rd  Quarter      28       24          N/A      N/A
4th  Quarter      28-5/8   28          N/A      N/A


No cash dividend was paid in 1998. Future dividend declarations will be dependent upon the earnings of the Registrant, its financial condition, its capital requirements and general business conditions.

There were approximately 700 stockholders of record as of March 1, 1999.

Item 6. Selected Financial Data. (In thousands except for per share amounts)

                                     Year ended December 31,
                             1998      1997      1996      1995      1994
Year ended December 31,
  Lease rental income       3,715     3,492     3,262     3,140     3,016
  Interest income              21         1         -         3         8
  Dividend income              68        72        80        89       107
  Gain on sale of
    securities                 80        24        59       103       104
  Net income                1,271     1,143     1,039       903       905

At December 31,
  Total assets             24,291    20,778    20,115    19,118    19,600
  Long-term debt            5,221     5,264     6,031     5,148     6,758
  Book value-properties &
    equipment              21,833    18,495    18,102    17,394    17,682
  Net Unrealized Gain
    Marketable Securities   1,003       917       569       605       462
  Stockholders' equity     14,903    13,922    12,899    12,070    11,142

Per Common Share
Net income*                  3.00      2.62      2.30      1.97      1.96
Cash dividends               0.00      0.10      0.10      0.10      0.18
Book value                  35.60     32.27     28.71     26.49     24.15


*Based on weighted average shares outstanding


Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

Liquidity and Capital Resources

At December 31, 1998, the Registrant's primary sources of liquidity were $139,993 in cash; marketable securities with a market value of approximately $2,280,000; and a $1,200,000 remaining loan balance available on three lines of credit with a local bank. (See Note 4 of the Notes to Financial Statements). In addition, the Registrant owns unencumbered real estate having an aggregate depreciated cost of approximately $11,000,000. Management believes that its cash flow from operations and other potential sources of cash, will be sufficient to finance current and projected operations.

Each year for many years the Registrant has reacquired a limited amount of its common stock. During the three years ended December 31, 1998, 37,039 shares were repurchased in the open market and negotiated transactions. The total cost of the reacquired shares amounted to $929,481; an average per share cost of $25.09.

Results of Operations
1998 Compared to 1997

The Company recorded a net income in 1998 of $1,271,000, or $3.00 per share compared with last year's income of $1,143,000 or $2.62 per share.

Lease revenues for the year ended December 31, 1998 were $3,715,000 up $223,000 or 6.4% over the same period in 1997. The increase in rental income was primarily due to the acquisition of three new properties and the sale of one property in 1998 and 1997 that produced a net increase in rental income of $284,000. The Company's three garden centers produced $83,000 less rental income in 1998 than it did in 1997 resulting from entering into less favorable leasing arrangements with new tenants after the bankruptcy of Sunbelt Nursery (the former tenant). Contingent rentals based on sales overages increased $22,000 in 1998.

The Company also realized gains of $79,800 from the sale of securities in 1998, up from $24,300 in 1997. In addition, the Company earned $21,000 in interest income on proceeds from the sale of its Ankeny land while held in escrow pending a qualified IRC 1031 exchange of property.

Total expenses increased $63,000 to $1,864,000 in 1998 as compared to $1,801,000 in 1997. Interest and depreciation increased $119,000 or 9.2% over 1997 due to the acquisition of new properties funded by drawing down on the Company's three credit lines. In addition the Company recorded $7,000 in additional real estate taxes during 1998 in connection with the stores leased to Sunbelt Nursery. Remaining expenses led by personnel cost, decreased by $63,000 or 14.1% for 1998 as compared to 1997.

The effective income tax rate was 37.1% in 1998 as compared to 36.1% in 1997. The increase was due to an increase in state income taxes in 1998.

Results of Operations
1997 Compared to 1996

The Company recorded a net income in 1997 of $1,143,000 or $2.62 per share compared with a net income of $1,039,000 or $2.30 per share in 1996.

Lease revenues for the year ended December 31, 1997 were $3,492,000, up $230,000 or 7.0% over the same period in 1996. The increase in rental income was primarily due to the acquisition of two properties and the sale of one property in 1997 and 1996 that produced a net increase in rental income of $169,000. In addition, rent increases on nine properties totaled approximately $46,000 in 1997. Contingent rentals based on sales overages increased $15,000 in 1997. Total expenses increased approximately $36,000 in 1997 primarily due to increases in professional fees, payroll costs and depreciation aggregating $49,000 offset by a decrease in interest costs of $13,000.

The effective income tax rate was 36.1% in 1997 as compared to 36.6% in 1996.

Year 2000

During 1998 the Company began an effort to identify and address the problem of the inability of some computer hardware and software to recognize and correctly process information after December 31, 1999 (the "Year 2000 problem"). During 1999 the Company expects to complete work on the Year 2000 problem, which involves identification and assessment of such problems, remediation and testing and the development of contingency plans. The Company believes that the nature of its business, the nature of its properties and the terms of the leases of its properties limit its direct exposure to the Year 2000 problem to some extent. The Company does not expect its business activities to create any material Year 2000 problem liabilities.

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

The Company is assessing the progress of material other parties (vendors, suppliers and tenants) in their efforts to become Year 2000 compliant. These other parties include, but are not limited to; the tenants of the Company's properties, the U.S. Postal Service, financial institutions and utilities. The Company has mailed questionnaires to material other parties and is requesting copies of their Year 2000 plans and will monitor their performance against these plans. Most of the material other parties have responded to the Company's questionnaires.

Through December 31, 1998, the amount spent by the Company to address Year 2000 issues has not been material to the Company's operations. Total costs to address Year 2000 issues are currently estimated not to involve an amount that will be material to the Company's operations. Funds for these costs are expected to be provided by the operating cash flows of the Company.

The Company could be faced with adverse consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material other parties. The most reasonably likely case scenario would result in the short term interruption of revenue from leased properties caused by unresolved Year 2000 issues of material other parties. This would result in delayed or lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company is devoting the resources needed to address Year 2000 issues in a timely manner. While management expects a successful resolution of these issues, there can be no guarantee that material other parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

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

The foregoing discussion of the Year 2000 problem contains certain forward-looking statements that are subject to risks and uncertainties. These statements are based on management's current knowledge and estimates of factors affecting the Company's operations. Actual results may differ materially from those currently anticipated. Factors which could adversely affect future results include, but are not limited to, the effects of any unexpected increase in the Company's costs to address the Year 2000 problem and the effects of any unexpectedly severe or lengthy disruptions in the business of material other parties.


Item 8.   Financial Statements and Supplementary Data.

  Financial statements filed herewith:

    Balance Sheets as of December 31, 1998 and December 31, 1997.

    Statements of Income and Comprehensive Income for the years ended
      December 31, 1998, December 31, 1997 and December 31, 1996.

    Statements of Stockholders' Equity for the years ended
     December 31, 1998, December 31, 1997 and December 31, 1996

    Statements of Cash Flows for the years ended
     December 31, 1998, December 31, 1997 and December 31, 1996

    Notes to Financial Statements.

    Accountant's Report.


Item 9.   Disagreements on Accounting and Financial Disclosures.

                                   NONE


PART III

In answer to Items 10, 11, 12 and 13 of Part III, the Registrant incorporates by reference the required information which is contained in its definitive Proxy Statement. The Proxy Statement is for the 1999 annual meeting of stockholders and will be filed with the Commission not later than 120 days after December 31, 1998.





PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a)  List the following documents filed as part of this report.
          1.   All financial statements.
                 See Item 8 of Part II.
          2.   Financial statement schedules.
                 Schedule III as of December 31, 1998.
                 Note to schedule III as of December 31, 1998, 1997 and
1996.
          All other Schedules are omitted because they are inapplicable or not required.
     (b)  No report on Form 8-K was filed during the last quarter of 1998.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __3/19/99__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __3/19/99__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DIRECTORS OF THE REGISTRANT

Date  __3/19/99__          By _____/S/__William_D._Buzard________
                               William D. Buzard

Date  __3/19/99__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __3/19/99__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __3/19/99__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson


NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
Certified Public Accountants

Board of Directors and Stockholders
National Properties Corporation


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of National Properties Corporation as of December 31, 1998 and 1997 and the related statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

February 11, 1999
West Des Moines, Iowa

1025 Ashworth Road. Suite 500, West Des Moines, IA 50265-3500, Phone (515)
223-0221    Fax: (515) 223-1030


NATIONAL PROPERTIES CORPORATION BALANCE SHEETS

                                                               December 31,
                                                             1998        1997
ASSETS

CURRENT ASSETS
  Cash                                                    139,993      79,545
  Accounts receivable                                          -       12,451
  Other                                                    16,864       6,711
                                                       ----------  ----------
    Total current assets                                  156,857      98,707
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, AT COST - Notes 1 and 5
  Land                                                  4,586,750   4,380,815
  Buildings and improvements                           27,006,700  23,045,530
  Furniture and equipment                                  97,088      63,677
                                                       ----------  ----------
                                                       31,690,538  27,490,022
  Less-accumulated depreciation                         9,857,750   8,995,091
                                                       ----------  ----------
    Property and equipment-net                         21,832,788  18,494,931
                                                       ----------  ----------

OTHER ASSETS
  Marketable securities, at market value-Note 3         2,279,982   2,148,283
  Deferred charges and other assets                        20,914      35,596
                                                       ----------  ----------
    Total other assets                                  2,300,896   2,183,879
                                                       ----------  ----------
                                                       24,290,541  20,777,517
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         10,442       3,830
  Notes payable - Note 4                                2,400,000          -
  Accrued liabilities                                     282,749     287,266
  Current maturities of long-term debt                    418,254     407,062
  Federal and state income taxes                           59,343      27,298
                                                       ----------  ----------
    Total current liabilities                           3,170,788     725,456
                                                       ----------  ----------
LONG-TERM DEBT - Notes 4 & 5                            5,220,877   5,264,132
                                                       ----------  ----------
DEFERRED INCOME TAXES                                     995,882     865,733
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued - (1998-418,616 shares; 1997-431,456 shares)   418,616     431,456
  Retained earnings                                    13,481,312  12,573,294
  Accumulated other Comprehensive income                1,003,066     917,446
                                                       ----------  ----------
    Total stockholders' equity                         14,902,994  13,922,196
                                                       ----------  ----------
                                                       24,290,541  20,777,517
                                                       ==========  ==========

See Notes to Financial Statements


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND C0MPREHENSIVE INCOME
For the years ended December 31, 1998, 1997 and 1996

STATEMENTS OF INCOME                              1998        1997        1996
REVENUES
  Lease rental income                        3,715,029   3,491,764   3,262,200
  Dividend income                               67,750      71,985      79,870
  Interest income                               21,441         703         235
  Gain on sale of assets                        79,798      24,336      61,819
                                            ----------  ----------  ----------
    Total revenues                           3,884,018   3,588,788   3,404,124
                                            ----------  ----------  ----------


EXPENSES
  Depreciation                                 863,115     807,989     776,699
  Interest                                     548,513     484,119     497,161
  Salaries and wages                           195,967     251,440     245,874
  Property, payroll and misc. taxes             60,706      60,958      56,776
  Other                                        196,002     196,605     188,560
                                            ----------  ----------  ----------
    Total expenses                           1,864,303   1,801,111   1,765,070
                                            ----------  ----------  ----------
    Income before income taxes               2,019,715   1,787,677   1,639,054

INCOME TAXES-Note 2                            748,602     644,595     599,951
                                            ----------  ----------  ----------
    Net income                               1,271,113   1,143,082   1,039,103
                                            ==========  ==========  ==========

Other comprehensive income:
  Unrealized holding gains (losses)
   marketable securities arising during
   period                                      214,421     572,754      12,340
  Less reclassification adjustment for
   gains included in net income               (79,798)    (24,336)    (59,144)
  Less income taxes applicable to unrealized
   holding gains and losses                   (49,003)   (199,624)      10,450
                                            ----------  ----------  ----------
Other comprehensive income, net of tax          85,620     348,794    (36,354)
                                            ----------  ----------  ----------
Comprehensive income                        1,356,733   1,491,876   1,002,749
                                            ==========  ==========  ==========

Net income per share                              3.00        2.62        2.30
Weighted average common shares outstanding     423,854     435,761     451,876

See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the three years ended December 31, 1998

STATEMENTS OF STOCKHOLDER'S EQUITY
                                                                   Accumulated
                                                                     Other
                                                Common  Retained Comprehensive
                                                Stock   Earnings     Income
                                            ----------  ----------  ----------
  Balances December 31, 1995                   455,655  11,009,782     605,006
    Net income - 1996                                -   1,039,103          -
    Purchase and retirement of common stock     (6,410)   (121,950)         -
    Cash dividend - 10 cents per share               -     (45,379)         -
    Change in comprehensive income                  -          -      (36,354)
                                            ----------  ----------  ----------
  Balances December 31, 1996                   449,245  11,881,556     568,652
    Net income - 1997                                -   1,143,082          -
    Purchase and retirement of common stock    (17,789)   (407,397)         -
    Cash dividend - 10 cents per share               -     (43,947)         -
    Change in comprehensive income                   -          -      348,794
                                            ----------  ----------  ----------
  Balances December 31, 1997                   431,456  12,573,294     917,446
    Net income - 1998                               -    1,271,113          -
    Purchase and retirement of common stock    (12,840)   (363,095)         -
    Change in comprehensive income                   -           -      85,620
                                            ----------  ----------  ----------
  Balances December 31, 1998                   418,616  13,481,312   1,003,066
                                            ==========  ==========  ==========

See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996

                                                   Increase(Decrease) in Cash
                                                  1998        1997        1996
                                            ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                 1,271,113   1,143,082   1,039,103
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization              870,243     815,116     782,712
    Deferred income taxes                       81,146      73,471     267,183
    Gain on sale of assets                     (79,798)    (24,336)   (61,819)
    Changes in assets and liabilities:
      Accounts receivable                       12,451       3,125       2,158
      Prepaid expenses and deferred charges     (2,600)         13    (14,532)
      Accounts payable and accrued expenses      2,095      20,745      75,266
      Federal and state income taxes            32,045     271,765   (247,800)
                                            ----------  ----------  ----------
  Net cash provided by operations            2,186,695   2,302,981   1,842,271
                                            ----------  ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment       (4,200,973) (1,200,486)(1,484,811)
  Payments received on mortgage notes               -          718       2,586
  Purchase of securities                       (29,035)    (37,368)  (148,736)
  Proceeds - sale of assets                    111,758      43,563     119,501
                                            ----------  ----------  ----------
  Net cash used in
   investing activities	                    (4,118,250) (1,193,573)(1,511,460)
                                            ----------  ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on credit lines                 4,280,000   3,000,000   2,679,664
  Repayments of credit line borrowings      (1,805,000) (3,584,585)(2,275,079)
  Principal payments on mortgage Notes        (107,062)    (96,929)  (564,704)
  Dividends paid                                     -     (43,947)   (45,379)
  Purchase of treasury stock                  (375,935)   (425,186)  (128,360)
                                            ----------  ----------  ----------
  Net cash provided by (used) in
   financing activities                      1,992,003  (1,150,647)  (333,858)
                                            ----------  ----------  ----------
Net increase (decrease) in cash                 60,448     (41,239)    (3,047)
Cash at beginning of year                       79,545     120,784     123,831
                                            ----------  ----------  ----------
Cash at the end of year                        139,993      79,545     120,784
                                            ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                           547,354     523,320     503,527
    Income tax payments                        635,411     372,830     580,568

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real restate:
  Basis of property received                 2,844,858   1,350,850          -
  Less cash paid                             2,687,105   1,238,957          -
                                            ----------  ----------   ---------
  Basis of property given up                   157,753     111,893          -
                                            ==========  ==========   =========


See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS
SUMMARY OF ACCOUNTING POLICIES

The Company: National Properties Corporation is lessor of commercial real estate to tenants under net lease arrangements. The Company seeks to acquire or develop real estate for lease to commercial tenants anywhere in the United States. The Company currently owns property located in Arizona, Georgia, Iowa, Kansas, Missouri, Nebraska, Oklahoma, South Dakota and Texas.

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

Long-Lived Assets: On January 1, 1996, the Registrant adopted SFAS 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used, or disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1998 and 1997, the Company determined that none of its long-lived assets had been impaired, and therefore the Company did not adjust the carrying amounts of such assets.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding 423,854 in 1998; 435,761 in 1997; and 451,876 in 1996.

Profit-Sharing Plan: The Registrant has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Registrant's contribution to the plan was $29,344 in 1998; $35,662 in 1997; and $36,166 in 1996.

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

Recent Accounting Pronouncement: The Company has adopted effective January 1, 1998 the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of FAS No. 130 on the Company's financial statements is to present in the statement of income, unrealized gains on marketable securities net of income taxes, which in periods prior to 1998 had been reported as annual adjustments directly to stockholders' equity. All prior periods reported on have been restated to give effect to FAS No. 130.

NOTE 1 - PROPERTIES UNDER LEASE

The Registrant is the lessor of commercial real estate under noncancelable operating leases requiring fixed and contingent rentals through the year 2017. Contingent rentals based on sales overages amounted to $76,903 in 1998; $71,663 in 1997 and $56,294 in 1996. The following is a schedule of future minimum rentals at December 31, 1998, not including renewal options and contingent rentals.

     Year ended December 31,                        Amount
            1999                                   4,050,019
            2000                                   3,708,373
            2001                                   3,594,663
            2002                                   3,367,565
            2003                                   3,069,114
            Subsequent years                      24,859,197
                                                  ----------
            Aggregate future minimum rentals      42,648,931
                                                  ==========



NOTE 2 - INCOME TAXES

Income tax expense for the years ended December 31, 1998, 1997 and 1996 is comprised of the following:

                                                1998        1997        1996
                                            ----------  ----------  ----------
Current
  Federal                                     553,572     498,071     273,807
  State                                       113,884      73,053      58,961
                                            ----------  ----------  ----------
    Total current                             667,456     571,124     332,768
Deferred                                       81,146      73,471     267,183
                                            ----------  ----------  ----------
                                              748,602     644,595     599,951
                                            ==========  ==========  ==========

A reconciliation of the statutory federal income tax rate of 34 percent in 1998, 1997 and 1996 to the effective tax rate is as follows:

                                                 1998        1997        1996
                                            ----------  ----------  ----------

Statutory federal income tax rate                34.0%       34.0%       34.0%
State taxes, net of federal tax benefit           4.0         3.1         3.8
Tax savings on dividends                         (0.9)       (1.0)       (1.2)
                                            ----------  ----------  ----------
  Total tax provision                            37.1        36.1        36.6
                                            ==========  ==========  ==========

Temporary differences which give rise to deferred tax liabilities in 1998 and 1997 are as follows:

                                                  1998       1997
                                            ----------  ---------
Excess of tax over book depreciation           421,800    340,654
Unrealized gain on marketable securities       574,082    525,079
                                            ----------  ---------
  Total tax provision                          995,882    865,733
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

NOTE 3 - MARKETABLE SECURITIES

The Company's marketable securities consist of equity securities and were carried at fair market value. At December 31, 1998, marketable securities available-for-sale had an aggregate market value of $2,279,982 and a cost of $702,833 resulting in a gross unrealized gain of $1,577,149. At December 31, 1997, marketable securities had an aggregate market value of $2,148,283 and a cost of $705,758 for a gross unrealized gain of $1,442,525. The increase or decrease in unrealized holding gains each year is shown as other comprehensive income in the statement of income and comprehensive income.

The Company had gross realized gains of $79,798, $24,336 and $59,144 on the sale of marketable securities during 1998, 1997 and 1996 respectively and no realized losses. Gain or loss on sales was based on the cost of the securities using the specific identification method.

NOTE 4 - NOTES PAYABLE - BANKS

As of December 31, 1998, the registrant had a $2,500,000 unsecured working capital line of credit with Norwest Bank Iowa, N.A. The credit line which has been in effect for the past several years was created to facilitate the Registrant's real estate acquisitions.
Borrowings will bear interest at .25% less than the bank's base (Prime) rate floating. No compensating balance is required but a non-usage fee of 1/8 of 1% is payable quarterly to the bank on the unused portion of the line. As of December 31, 1998, there was a $2,400,000 outstanding balance on this loan, as compared to $.0 at December 31, 1997.

As of December 31, 1998, the Registrant had a $6,000,000 10-year, revolving credit line with Norwest Bank Iowa, N.A. The $6,000,000 loan commitment reduces $600,000 beginning December 31, 1997, and each year thereafter until final maturity on December 31, 2006. Borrowings secured by first mortgages on various properties, bear interest at .25% less than the bank's base (Prime) rate floating, and no compensating balance is required. As of December 31, 1998, the outstanding balance on this loan was $3,700,000 as compared to $3,325,000 as of December 31, 1997.

In November, 1994, the Registrant established a $3,000,000 10-year revolving loan with Brenton Bank, N.A., Des Moines, Iowa. Effective June 4, 1998, this loan was assumed by Norwest Bank Iowa, N.A. The credit line reduces $300,000 beginning December 31, 1995, and each year thereafter until final maturity on December 31, 2004. Borrowings secured by first mortgages on properties, bear interest at .25% less than the bank's base (Prime) rate floating. At December 31, 1998, the outstanding balance on this loan was $1,800,000 compared to $2,100,000 as of December 31, 1997.


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                December 31,
                                            Rate              1998        1997
                                         ----------     ----------  ----------
Real estate mortgage notes
  Due 2000                                9.984%           139,131     246,194

Norwest Bank Iowa, N.A.
  Due 2006 - See Note 4                     7.5%         3,700,000   3,325,000

Norwest Bank Iowa, N.A.
  Due 2004 - See Note 4                     7.5%         1,800,000   2,100,000
                                                        ----------  ----------
                                                         5,639,131   5,671,194

Less-Current principal maturities                          418,254     407,062
                                                        ----------  ----------
                                                         5,220,877   5,264,132
                                                        ==========  ==========


Annual principal maturities over the next five years are as follows:
                         1999        2000        2001        2002        2003
                       -------     -------     -------     -------     -------
Mortgage Note          118,254      20,878          -           -           -
Norwest Bank                 -           -     100,000     600,000     600,000
Norwest Bank           300,000     300,000     300,000     300,000     300,000


NOTE 6 - REVENUE FROM MAJOR TENANTS

Lease rental revenue from three major tenants were $2,813,623, $2,612,833 and $2,426,281 for the years ended December 31, 1998, 1997 and 1996 respectively, representing 75% of total rental income for these years. Rents from these major tenants were as follows:


                           1998               1997               1996
                           ----               ----               ----

Industry                Revenue   %        Revenue   %        Revenue    %

Convenience stores     2,005,143 54.0     1,737,621 49.8     1,560,986 47.9
Garden centers           388,391 10.5       471,775 13.5       469,260 14.4
Restaurants              420,088 11.3       403,437 11.5       396,035 12.1
                       --------- ----     --------- ----     --------- ----
                       2,813,622 75.8     2,612,833 74.8     2,426,281 74.4
                       ========= ====     ========= ====     ========= ====




NOTE 7 - QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                  Quarter
                              First        Second         Third        Fourth
                         ----------    ----------    ----------    ----------

1998
  Revenues                1,032,111       942,310       939,312       970,285
  Net Income                347,158       282,492       331,797       309,666
  Per share                82 cents      67 cents      79 cents      72 cents

1997
  Revenues                  928,414       894,570       864,620       901,184
  Net Income                293,631       280,895       276,107       292,449
  Per share                66 cents      63 cents      63 cents      70 cents




NATIONAL PROPERTIES CORPORATION

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Description         Encum-       Initial costs   Cost capi-     Gross
Accumulated     Date ac-    Life on
                    brances      to company      talized        amount at
depreciation    quired      which de-
                                                 subsequent     which car-
preciation
                                                 to acquis-     ried at
in latest in-
                                                 tion           close of
come state-
                                                                period
is

computed
<>c>
QuikTrip Stores
  St. Louis, MO      1,381,946     1,454,000         121,433      1,575,433
326,850         02/28/92   31 1/2
  Econofoods,
    Sioux Falls, SD                2,632,970             -0-      2,632,970
2,817         12/01/98    39

Garden Center
   Metro Garden Center
    Arlington, TX    1,520,000     1,700,000             -0-      1,700,000
308,108          04/01/93   31 1/2

Other Properties     2,737,185    20,226,661         871,636     21,098,297
9,149,355         1976/1998  15/39
                    ----------   -----------      ----------     ----------
----------
    Totals          $5,639,131   $26,013,631      $  993,069    $27,006,700
$9,787,130
                    ==========   ===========      ==========    ===========
==========

<captions>

NOTE TO SCHEDULE III
                                                 Real  Estate
                                     1998            1997            1996
Balance, Beginning of period     $23,045,531     $21,896,495     $20,572,495
  additions                        3,961,169       1,227,923       1,324,000
                                 -----------     -----------     -----------
                                  27,006,700      23,124,418      21,896,495
  Reductions                             -0-          78,887             -0-
                                 -----------     -----------     -----------
Balance, End of period           $27,006,700     $23,045,531     $21,896,495
                                 ===========     ===========     ===========


                                               Accumulated Depreciation
                                                 Real  Estate
                                     1998            1997            1996
Balance, Beginning of period     $ 8,935,995     $ 8,202,683     $ 7,432,040
  additions                          851,135         805,296         770,643
                                 -----------     -----------     -----------
                                   9,787,130       9,007,979       8,202,683
  Reductions                             -0-          71,984             -0-
                                 -----------     -----------     -----------
Balance, End of period           $ 9,787,130     $ 8,935,995     $ 8,202,683
                                 ===========     ===========     ===========