Form 10-Q
period 1999-03-31
NATIONAL PROPERTIES CORP
filed 1999-05-13
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1999         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
418,536 SHARES AS OF APRIL 30, 1999

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             March 31,    December 31,
                                                 1999            1998
CURRENT ASSETS
Cash                                          262,249         139,993
Accounts receivable                             2,704              -
Other                                          11,656          16,864
                                           ----------      ----------
Total current assets                          276,609         156,857
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,586,750       4,586,750
Buildings and improvements                 27,006,700      27,006,700
Furniture and equipment                        97,088          97,088
                                           ----------      ----------
                                           31,690,538      31,690,538

Less - accumulated depreciation            10,077,047       9,857,750
                                           ----------      ----------
Property and equipment - net               21,613,491      21,832,788
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       2,209,554       2,279,982
Deferred charges and other assets              20,914          20,914
                                           ----------      ----------
Total other assets                          2,230,468       2,300,896
                                           ----------      ----------
                                           24,120,568      24,290,541
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               20,763          10,442
Notes payable                               1,900,000       2,400,000
Accrued liabilities                           274,662         282,749
Current maturities of long-term debt          310,661         418,254
Federal and state income taxes                209,807          59,343
                                           ----------      ----------
Total current liabilities                   2,715,893       3,170,788
                                           ----------      ----------
LONG-TERM DEBT                              5,100,000       5,220,877
                                           ----------      ----------
DEFERRED INCOME TAXES                         995,009         995,882
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1999-418,536 shares; 1998-418,616 shares)    418,536         418,616
Retained earnings                          13,926,775      13,481,312
Accumulated other comprehensive income        964,355       1,003,066
                                           ----------      ----------
Total stockholders' equity                 15,309,666      14,902,994
                                           ----------      ----------
                                           24,120,568      24,290,541
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                                    For Quarter Ended
                                                        March 31,
                                                 1999            1998
Income
Lease rental income                         1,129,612         976,609
Interest income                                    48             519
Dividend income                                16,854          17,286
Gain on sale of securities                     46,029          37,697
                                              -------         -------
Total income                                1,192,543       1,032,111
                                              -------         -------
Expenses
Depreciation                                  219,297         213,391
Interest                                      144,816         139,011
Salaries and wages                             52,383          48,426
Property, payroll
and misc. taxes                                13,824          34,995
Other expenses                                 50,961          45,240
                                              -------         -------
Total expenses                                481,281         481,063
                                              -------         -------

Income before income taxes                    711,262         551,048
Federal and State income taxes                263,200         203,890
                                              -------         -------
Net income                                    448,062         347,158
                                              =======         =======

Other comprehensive income:
Unrealized holding gains (losses) on
marketable securities arising
during the period                             (14,838)        220,202
Less reclassification adjustment for
gains included in net income                  (46,029)        (37,697)
Less income tax expense related
to unrealized holding gains                    22,156         (66,432)
                                              -------         -------
Other comprehensive income, net of tax        (38,711)        116,073
                                              -------         -------
Comprehensive income                          409,351         463,231
                                              =======         =======

Net income per share of common stock            $1.07           $0.82
Weighted average shares
outstanding                                   418,536         424,581
Dividends per share                              None            None



NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                         For Quarter Ended
                                                             March 31,
                                                        1999          1998
CASH FLOW FROM OPERATING ACTIVITIES
Comprehensive income                                 409,351       463,231
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                        221,079       215,173
Deferred income taxes                                 21,283        87,714
Unrealized (gain) loss on securities                  38,711      (182,505)
Gain on sale of securities                           (46,029)      (37,697)
Changes in assets and liabilities:
Accounts receivable                                   (2,704)       12,451
Prepaid expenses and deferred charges                  3,426         1,500
Accounts payable and accrued expenses                  2,234        10,155
Federal and State income taxes                       150,464       119,509
                                                    --------      --------
Net cash provided by operations                      797,815       689,531
                                                    --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                       -     (1,483,641)
Proceeds from sale of securities                      55,591        53,677
                                                    --------      --------

Net cash provided by (used in) investing activities   55,591    (1,429,964)
                                                    --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                               -       1,580,000
Repayments - credit line borrowings                (700,000)      (405,000)
Principal payments on mortgage notes                (28,470)       (25,776)
Purchase of treasury stock                           (2,680)      (210,685)
                                                    --------      --------
Net cash provided by (used in) financing activities(731,150)       938,539
                                                    --------      --------

Net increase in cash                                122,256        198,106
Cash at beginning of period                         139,993         79,545
                                                    --------      --------
Cash at end of period                               262,249        277,651
                                                   ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                      98,124       104,689
Income tax payments                                   91,453        63,591

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

The balance sheets, statements of income and comprehensive income, and statements of cash flow at March 31, 1999 and 1998 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

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

Operating Results

Lease revenues in the first quarter were $1,129,000 up $153,000 or 15.7% over the first quarter of 1998. The addition of a convenience store in February 1998 and a supermarket building in December 1998 added $137,000 to lease revenues in the first quarter of 1999. Contingent rentals based on sales overages also increased $38,000 in the first quarter of 1999 over a year earlier. The Company experienced a decrease in rental income of $27,000 on its three garden centers over a year earlier as a result of releasing the properties in April 1998 after the former tenant (Sunbelt Nurseries) declared bankruptcy.

The Company realized gains of $46,000 from the sale of securities during the first quarter of 1999, up from $38,000 in the same period in 1998.

Total expenses of $481,000 for the first quarter of 1999 increased only slightly over the same quarter in 1998. Depreciation and interest each increased approximately $6,000 due to property acquisitions referred to above. Salaries and other expenses increased a total of $9,700 in the first quarter 1999 over the first quarter 1998. Offsetting these increases was a decrease in the real estate taxes of approximately $21,000 on the Company's three garden centers from a year earlier.

Net income was $448,000 for the first quarter 1999 as compared to $347,000 for the same quarter in 1998, an increase of $101,000 or 29.1%.

Liquidity

As of March 31, 1999, the Company's main sources of liquidity consisted of $262,000 in cash, marketable securities having a market value of approximately $2,209,000 and a $1,900,000 remaining loan balance available on three lines of credit with a local bank. In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $14,000,000.

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

Through March 31, 1999, the amount spent by the Company to address Year 2000 issues has not been material to the Company's operations. Total costs to address Year 2000 issues are currently estimated not to involve an amount that will be material to the Company's operations. Funds for these costs are expected to be provided by the operating cash flows of the Company.

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

NATIONAL PROPERTIES CORPORATION



Date  __5/13/99__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __5/13/99__                By _____/S/__Kristine_M. Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, Treasurer