Form 10-Q
period 1999-06-30
NATIONAL PROPERTIES CORP
filed 1999-08-05
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1999         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
417,936 SHARES AS OF JUNE 30, 1999

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             June 30,    December 31,
                                                 1999            1998
CURRENT ASSETS
Cash                                          209,863         139,993
Accounts receivable                            11,301              -
Other                                           7,647          16,864
                                           ----------      ----------
Total current assets                          228,811         156,857
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,586,750       4,586,750
Buildings and improvements                 27,006,700      27,006,700
Furniture and equipment                        98,713          97,088
                                           ----------      ----------
                                           31,692,163      31,690,538

Less - accumulated depreciation            10,296,750       9,857,750
                                           ----------      ----------
Property and equipment - net               21,395,413      21,832,788
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       2,329,823       2,279,982
Deferred charges and other assets              20,914          20,914
                                           ----------      ----------
Total other assets                          2,350,737       2,300,896
                                           ----------      ----------
                                           23,974,961      24,290,541
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                7,377          10,442
Notes payable                               1,900,000       2,400,000
Accrued liabilities                           302,292         282,749
Current maturities of long-term debt           81,474         418,254
Federal and state income taxes                 69,014          59,343
                                           ----------      ----------
Total current liabilities                   2,360,157       3,170,788
                                           ----------      ----------
LONG-TERM DEBT                              4,900,000       5,220,877
                                           ----------      ----------
DEFERRED INCOME TAXES                       1,060,070         995,882
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1999-417,936 shares; 1998-418,616  shares)   417,936         418,616
Retained earnings                          14,195,973      13,481,312
Accumulated other comprehensive income      1,040,845       1,003,066
                                           ----------      ----------
Total stockholders' equity                 15,654,734      14,902,994
                                           ----------      ----------
                                           23,974,961      24,290,541
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      1999       1998       1999       1998
Income
Lease rental income              1,005,465    881,451  2,135,077  1,858,060
Interest income                         23        110         71        629
Dividend income                     16,434     18,648     33,288     35,934
Gain on sale of securities, etc.        -      42,101     46,029     79,798
                                 ---------  ---------  ---------  ---------
Total income                     1,021,922    942,310  2,214,465  1,974,421
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       219,703    211,316    439,000    424,707
Interest                           134,144    144,378    278,960    283,389
Salaries and wages                  53,171     48,741    105,554     97,167
Property, payroll
and misc. taxes                     17,563     41,771     31,387     76,766
Other expenses                      56,149     54,002    107,111     99,242
                                 ---------  ---------  ---------  ---------
Total expenses                     480,730    500,208    962,012    981,271
                                 ---------  ---------  ---------  ---------

Income before income taxes         541,192    442,102  1,252,453    993,150
Federal and State income taxes     201,460    159,610    464,660    363,500
                                 ---------  ---------  ---------  ---------
Net income                         339,732    282,492    787,793    629,650
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
on marketable securities arising
during the period                  166,297     32,917    105,430    253,119
Less reclassification adjustment
for gains included in net income   (46,029)   (42,101)   (46,029)   (79,798)
Less income tax expense related
to unrealized holding gains        (43,778)     3,343    (21,622)   (63,089)
                                 ---------  ---------  ---------  ---------
Other comprehensive income,
net of tax                          76,490     (5,841)     37,779    110,232
                                 ---------  ---------  ---------  ---------
Comprehensive income               416,222    276,651    825,572    739,882
                                 =========  =========  =========  =========

Net income per share                 $0.81      $0.67      $1.88      $1.49
Weighted average shares
outstanding                        418,476    423,332    418,376    422,083
Cash Dividends declared per share    $0.12      $0.00      $0.12      $0.00


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Six Months Ended
                                                               June 30,
                                                          1999          1998
CASH FLOW FROM OPERATING ACTIVITIES
Comprehensive income                                   825,572       739,882
Adjustments to reconcile comprehensive income to net
cash provided by operating activities:
Depreciation and amortization                          442,564       428,272
Deferred income taxes                                   42,566       104,643
Unrealized gain on securities                         ( 37,779)     (173,321)
Gain on sale of securities                             (46,029)      (79,798)
Changes in assets and liabilities:
Accounts receivable                                    (11,301)       12,451
Prepaid expenses and deferred charges                    5,654         3,230
Accounts payable and accrued expenses                  (33,675)       (4,124)
Federal and State income taxes                           9,671        (5,170)
                                                      --------      --------
Net cash provided by operations                      1,197,243     1,026,065
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                     (1,625)   (1,483,641)
Proceeds - from sale of securities                      55,589       111,758
                                                      --------      --------
Net cash provided by (used in) investing activities     53,964    (1,371,883)
                                                      --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                                  -      1,630,000
Repayments - credit line borrowings                 (1,100,000)     (705,000)
Principal payments on mortgage notes                   (57,657)      (52,201)
Purchase of treasury stock                             (23,680)     (375,935)
                                                      --------      --------
Net cash provided by (used in) financing activities (1,181,337)      496,864
                                                      --------      --------

Net increase (decrease) in cash                         69,870       151,046
Cash at beginning of period                            139,993        79,545
                                                       --------     --------
Cash at end of period                                  209,863       230,591
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       279,491       283,389
Income tax payments                                    412,423       327,889

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

The balance sheets, statements of income and comprehensive income, and statements of cash flow at June 30, 1999 and 1998 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants.

In December 1998, the Company executed a letter agreement with the existing tenant to sell for $1,245,000 three convenience stores located in Des Moines, Iowa with leases expiring within one to five years. The Company has agreed to purchase and leaseback for twenty years a new convenience store for $2,150,000 located in Olathe, Kansas, in a qualified IRC section 1031 exchange. The sale and purchase are expected to be completed in September 1999.

At the Company's annual meeting of stockholders held May 21, 1999, the Company declared a $0.12 per share dividend to be paid July 30, 1999 to stockholders of record June 30, 1999. The dividend amounts to $50,152.

In July 1999, the Company sold land it had leased to Days Inn in Newton, Iowa for $350,000. Lease income from the property amounted to $26,048 less expense of approximately $3,000 for real estate taxes and maintenance. The proceeds from the sale will be held in escrow and used in a 1031 exchange for the purchase of the Olathe, Kansas QuikTrip that will generate $35,000 net income annually.

Operating Results

Lease revenue for the six month period ended June 30, 1999 amounted to $2,135,000 compared to $1,858,000 in 1998, an increase of $277,000 or 14.9%.
The addition of a convenience store in February 1998 and a supermarket building in December 1998 accounted for $256,000 of the increase in lease revenues for 1999. Contingent rentals based on sales overages also increased lease revenues $38,000 in the first six months of 1999 over the same period in 1998. Lease revenue from the Company's three garden centers decreased $15,000 in 1999 from their 1998 level after they were released to new tenants effective June 1, 1998.

The Company earned $79,000 in investment income including gains from the sale of its marketable securities during the first six months of 1999 compared to $116,000 for the same period in 1998, a decrease of $37,000.

General and administrative expenses for the six month period ended June 30, 1999 amounted to $962,000 compared to $981,000 for the same period in 1998, a decrease of $19,000 or 2.0%. This decrease represents the effect of non-recurring real estate taxes from 1998 accrued in connection with the bankruptcy of a former tenant of the Company's three garden centers.

Depreciation expense increased $14,000 during the six months ended June 30, 1999 over the same period in 1998 due to the property acquisitions in 1998 referred to above. Other expenses led by Salaries increased $16,000 in 1999 over the same period in 1998.

Interest expense for the six months ended June 30 ,1999 amounted to $279,000 compared to $283,000 in 1998. The decrease is primarily due to the lower effective interest rate of 7.5% in 1999 compared to 8.5% for 1998 on the Company's three lines of credit.

Net income for the six months ended June 30, 1999 was $788,000 compared to $630,000 for the same period in 1998, an increase of $158,000 or 25.1%.

Liquidity

As of June 30, 1999 the Company's main source of liquidity consisted of $210,000 in cash, marketable securities having a market value of approximately $2,330,000 and a $2,300,000 remaining loan balance available on three lines of credit with a local bank. In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $14,000,000.

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

Through June 30, 1999, the amount spent by the Company to address Year 2000 issues has not been material to the Company's operations. Total costs to address Year 2000 issues are currently estimated not to involve an amount that will be material to the Company's operations. Funds for these costs are expected to be provided by the operating cash flows of the Company.

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

The Company expects to give consideration to the development of contingency plans as the results of the Company's monitoring of the progress of material other parties become available. Such contingency plans may include a determination to increase the liquidity of the Company's assets to avoid any interruption in payment of the Company's obligations in the event of a temporary disruption in the flow of revenue to the Company. Contingency plans, to the extent management considers them to be necessary, are expected to be completed by September, 30, 1999.

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

NATIONAL PROPERTIES CORPORATION



Date  __8/5/99__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __8/5/99__                By _____/S/__Kristine_M._Fasano________
                                      Kristine M. Fasano, Vice President,
                                      Secretary, and Treasurer