Form 10-Q
period 1999-09-30
NATIONAL PROPERTIES CORP
filed 1999-11-05
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1999         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
416,853 SHARES AS OF OCTOBER 25, 1999

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                        September 30,    December 31,
                                                 1999            1998
CURRENT ASSETS
Cash                                          249,230         139,993
Other                                          10,909          16,864
                                           ----------      ----------
Total current assets                          260,139         156,857
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,586,750       4,586,750
Buildings and improvements                 27,006,700      27,006,700
Furniture and equipment                        98,712          97,088
                                           ----------      ----------
                                           31,692,162      31,690,538
Less - accumulated depreciation            10,516,453       9,857,750
                                           ----------      ----------
Property and equipment - net               21,175,709      21,832,788
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       2,072,190       2,279,982
Deferred charges and other assets              17,051          20,914
                                           ----------      ----------
Total other assets                          2,089,241       2,300,896
                                           ----------      ----------
                                           23,525,089      24,290,541
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                4,904          10,442
Notes payable                               1,900,000       2,400,000
Accrued liabilities                           257,549         282,749
Current maturities of long-term debt           51,552         418,254
Federal and state income taxes                126,355          59,343
                                           ----------      ----------
Total current liabilities                   2,340,360       3,170,788
                                           ----------      ----------
LONG-TERM DEBT                              4,200,000       5,220,877
                                           ----------      ----------
DEFERRED INCOME TAXES                         987,575         995,882
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(1999-417,753 shares; 1998-418,616 shares)    417,753         418,616
Retained earnings                          14,702,410      13,481,312
Accumulated other comprehensive income        876,991       1,003,066
                                           ----------      ----------
Total stockholders' equity                 15,997,154      14,902,994
                                           ----------      ----------
                                           23,525,089      24,290,541
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended   Nine Months Ended
                                          Sept 30,              Sept 30,
                                      1999       1998       1999       1998
Income
Lease rental income              1,024,580    924,286  3,159,657  2,782,346
Interest income                        160         49        231        678
Dividend income                     21,355     14,977     54,643     50,911
Gain on sale of securities, etc.   234,000         -     280,029     79,798
                                 ---------  ---------  ---------  ---------
Total income                     1,280,095    939,312  3,494,560  2,913,733
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       219,703    216,751    658,703    641,458
Interest                           129,920    134,164    408,880    417,553
Salaries and wages                  52,627     48,252    158,181    145,419
Property, payroll
and misc. taxes                     12,614    (24,787)    44,001     51,979
Other expenses                      49,614     41,535    156,725    140,777
                                 ---------  ---------  ---------  ---------
Total expenses                     464,478    415,915  1,426,490  1,397,186
                                 ---------  ---------  ---------  ---------

Income before income taxes         815,617    523,397  2,068,070  1,516,547
Federal and State income taxes     302,594    191,600    767,254    555,100
                                 ---------  ---------  ---------  ---------
Net income                         513,023    331,797  1,300,816    961,447
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
on marketable securities arising
during the period                  (23,632)  (193,563)    81,798     59,556
Less reclassification adjustment
for gains included in net income   234,000         -     280,029     79,798
Less income tax expense related
to unrealized holding gains         93,778     70,456     72,156      7,367
                                 ---------  ---------  ---------  ---------
Other comprehensive income,
net of tax                        (163,854)  (123,107)  (126,075)   (12,875)
                                 ---------  ---------  ---------  ---------
Comprehensive income               349,169    208,690  1,174,741    948,572
                                 =========  =========  =========  =========


Net income per share                 $1.23      $0.79      $3.11      $2.28
Weighted average shares
outstanding                        418,224    422,083    418,072    422,083
Cash dividend paid per share         $0.00      $0.00      $0.12      $0.00


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Nine Months Ended
                                                             September 30,
                                                          1999          1998
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           1,300,816       961,447
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          664,049       646,804
Deferred income taxes                                   63,849        62,837
Gain on sale of assets                                (280,029)      (79,798)
Changes in assets and liabilities:
Accounts receivable                                         -         12,451
Prepaid expenses and deferred charges                    4,472         4,918
Accounts payable and accrued liabilities               (30,737)     (139,439)
Federal and State income taxes                          67,012        (1,148)
                                                      --------      --------
Net cash provided by operations                      1,789,432     1,468,072
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                     (1,624)   (1,486,987)
Purchase of securities                                      -        (14,138)
Proceeds from sale of securities                       289,589       111,758
                                                      --------      --------

Net cash provided by (used in) investing activities    287,965    (1,389,367)
                                                      --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                                   -     1,630,000
Payments on credit line borrowings                  (1,800,000)   (1,255,000)
Principal payments on mortgage notes                   (87,579)      (79,291)
Dividends paid                                         (50,313)           -
Purchase of treasury stock                             (30,268)     (375,935)
                                                      --------      --------
Net cash used in financing activities               (1,968,160)      (80,226)
                                                      --------      --------

Net increase (decrease) in cash                        109,237        (1,521)
Cash at beginning of period                            139,993        79,545
                                                      --------      --------
Cash at end of period                                  249,230        78,024
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       368,486       376,487
Income tax payments                                    636,393       493,411

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheets, statements of income and comprehensive income and statements of cash flows at September 30, 1999 and 1998 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

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

In December 1998, the Company executed a letter agreement with QuikTrip Corporation, the existing tenant, to sell for $1,245,000 three convenience stores located in Des Moines, Iowa with leases expiring within one to five years. The Company has agreed to purchase and leaseback for twenty years a new convenience store for $2,171,650 located in Olathe, Kansas, in a qualified IRC section 1031 exchange. The sale and purchase are expected to be completed in December 1999.

At the Company's annual meeting of stockholders held May 21, 1999, the Company declared a $0.12 per share dividend to be paid July 30, 1999 to stockholders of record June 30, 1999. The dividend amounts to $50,152.

In July 1999, the Company sold land it had leased to Days Inn in Newton, Iowa for $350,000. Lease income from the property amounted to $26,048 less expenses of approximately $3,000 for real estate taxes and maintenance. The proceeds from the sale will be held in escrow and used in a 1031 exchange for the purchase of the Olathe, Kansas QuikTrip convenience store.

In August, the Company sold 1.3 acres of land held for development in Ankeny, Iowa for $576,650. The proceeds from the sale will be held in escrow and used in a 1031 exchange for the purchase of the Olathe, Kansas QuikTrip convenience store.

In August the Company executed an agreement to sell 1.7 acres of land held for development in Ankeny, Iowa for $795,633. The closing shall occur between October 1, 1999 and June 30, 2000.

In September 1999, the tenant of the Company's two nursery stores located in Dallas and Arlington, Texas closed both stores. The Company negotiated a cash settlement of $114,500 for termination of the leases which were to expire May 31, 2003. Annual rental for the Dallas and Arlington stores were $77,915 and $180,000 respectively. In October, the Company entered into leases for the two stores with a new tenant at an annual rental of $216,000.

Operating Results

Lease revenue for the nine month period ended September 30, 1999 amounted to $3,160,000 compared to $2,782,000 in 1998, an increase of $377,000 or 13.6%.
The addition of a convenience store in February 1998 and a supermarket building in December 1998 accounted for $375,000 of the increase in lease revenue for 1999. Contingent rentals based on sales overages also increased $39,000 in the first nine months of 1999 over the same period in 1998. Lease revenue from the Company's three garden centers decreased $40,000 in 1999 from their 1998 level after they were released to new tenants effective June 1, 1998.

The Company earned $335,000 in investment income including gains from the sale of marketable securities during the first nine months of 1999 compared to $131,000 for the same period in 1998, an increase of $204,000.

General and administrative expenses rose by $38,000 in the first nine months of 1999 over the same period in 1998, an increase of 3.9%. The dollar increase reflects an increase in depreciation expense of $17,000 due to additions of new properties in 1998, an increase in other expenses totaling $29,000 led by salaries, and a decrease in property taxes of $8,000 representing the effect of non-recurring real estate taxes in 1998 in connection with the bankruptcy of a former tenant of the Company's three garden centers.

Interest expense for the nine months ended September 30, 1999 amounted to $409,000 compared with $418,000 for the same period in 1998. The decrease was primarily due to the lower effective interest rate of 7.5% in 1999 compared to 8.5% for 1998 on the Company's three lines of credit.

Net income for the nine months ended September 30, 1999 was $1,301,000 compared to $961,000 for the same period in 1998, an increase of $339,000 or 35%.

Liquidity

As of September 30, 1999 the Company's main source of liquidity consisted of $249,000 in cash, marketable securities having a market value of approximately $2,072,000 and a $3,000,000 remaining loan balance available on three lines of credit with a local bank. In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $14,000,000.

Year 2000

During 1998 the Company began an effort to identify and address the problem of the inability of some computer hardware and software to recognize and correctly process information after December 31, 1999 (the "Year 2000 problem"). As of September 30, 1999 the Company completed work on the Year 2000 problem, which involves identification and assessment of such problems, remediation and testing and the development of contingency plans. The Company believes that the nature of its business, the nature of its properties and the terms of the leases of its properties limit its direct exposure to the Year 2000 problem to some extent. The Company does not expect its business activities to create any material Year 2000 problem liabilities.

The Company has determined it is near completion of its assessment of the possible effects of the Year 2000 problem on the Company. The Company has obtained clear evidence of readiness, including written assurances from each of the Vendors of the Company's principal computer system dealing with financial information, that its principal computer system is Year 2000 compliant. The Company has completed testing of the software used in its principal computer system which showed such software to be Year 2000 compliant.

The Company will continue to assess the progress of material other parties (vendors, suppliers and tenants) in their efforts to become Year 2000 compliant. These other parties include, but are not limited to; the tenants of the Company's properties, the U.S. Postal Service, financial institutions and utilities. The Company has mailed questionnaires to material other parties and has requested copies of their Year 2000 plans and will monitor their performance against these plans. Most of the material other parties have responded to the Company's questionnaires.

Through September 30, 1999, the amount spent by the Company to address Year 2000 issues has not been material to the Company's operations. Total costs to address Year 2000 issues are currently estimated not to involve an amount that will be material to the Company's operations. Funds for these costs are expected to be provided by the operating cash flows of the Company.

The Company could be faced with adverse consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material other parties. The most reasonably likely case scenario would result in the short term interruption of revenue from leased properties caused by unresolved Year 2000 issues of material other parties. This would result in delayed or lost revenues; however, the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company continues devoting the resources needed to address Year 2000 issues in a timely manner. While management expects a successful resolution of these issues, there can be no guarantee that material other parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

The Company has developed contingency plans as the results of the Company's monitoring of the progress of material other parties. Such contingency plans include a determination to increase the liquidity of the Company's assets to avoid any interruption in payment of the Company's obligations in the event of a temporary disruption in the flow of revenue to the Company. Contingency plans, to the extent management considers them to be necessary, were complete as of September, 30, 1999.

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

NATIONAL PROPERTIES CORPORATION



Date  __11/5/99__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __11/5/99__                By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary and Treasurer