Form 10-K
period 1999-12-31
NATIONAL PROPERTIES CORP
filed 2000-03-29
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999

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

$6,679,715 as of March 1, 2000

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $1.00 - March 1, 2000 - 415,603 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2000 annual meeting of Stockholders See Part III

PART I

Item 1.	Business

(a)	General Development of Business.  The Registrant, (also referred to as the "the Company") organized under the Iowa Business Corporation Act, is engaged principally in the development of commercial real estate for lease to tenants under net lease arrangements. The Company also derives revenues from its portfolio of investment securities.

In July 1999, the Company sold land it had leased to Days Inn in Newton, Iowa for $350,000.

In August 1999, the Company sold 1.3 acres of land held for development in Ankeny, Iowa for $576,650.

In August 1999, the Company executed an agreement to sell 1.7 acres of land held for development in Ankeny, Iowa for $795,633. The closing was completed in November, 1999.

In December 1999, the Company completed the purchase of two convenience stores, one in Olathe, Kansas and one in Lee's Summit, Missouri. Proceeds from the above land sales as well as an exchange of three Des Moines, Iowa convenience stores valued at $1,245,000 were used in a qualified IRC section 1031 exchange to purchase the two convenience stores. The additional funds required for the purchase were drawn on the Company's line of credit.

(b)	Financial Information About Industry Segments.  The Company operates in a single industry segment.

(c)	Narrative Description of Business.

Real Estate Held For Investment

The Company seeks to acquire or develop improved real estate properties suitable for lease to commercial tenants. It is the Company's policy to invest in properties that are fully leased to a single tenant which is responsible for payment of real estate taxes, insurance, utilities and repairs. Under such circumstances, the Company has limited management responsibilities for such properties once they are constructed and leased. In most cases, properties are constructed by the tenant and conveyed to the Company under a sale and leaseback arrangement. It is not the policy of the Company to invest in multiple tenant office buildings or residential facilities. Primary factors considered by the Company in developing a property for lease are the use to be made of the property, its location, the nature and credit standing of the tenant, the rental income to be derived under the lease, and the ability of the Company to utilize the property or dispose of it upon termination of the lease.

All of the investment properties now owned by the Company are located in Arizona, Georgia, Iowa, Kansas, Missouri, Nebraska, Oklahoma, South Dakota, and Texas. The Company has placed no limitations, however, on the locations in which it is willing to develop properties in the future.

The commercial real estate acquired by the Company is normally purchased with funds drawn on the Company's lines of credit. In most cases, the Company gives careful consideration to the rate of return which it will receive from an investment based on the original cost thereof to the Company without regard to possible mortgage financing. While the rate of return varies, it has ranged generally from 8.5% to 13%.

Real estate investments acquired or developed by the Company are not held for resale, but are held as productive assets. The Company may, however, dispose of properties depending upon the circumstances then existing.

Virtually all of the Company's development activity is handled by its President, including lease negotiations, site acquisitions, construction activities, and financing.

The real estate investment activity engaged in by the Company is highly competitive, with numerous investors seeking to develop properties for lease to qualified tenants. These competitors include numerous major national financial institutions with resources and abilities to attract tenants which are far greater than those of the Company; as well as many other types of full-time and part-time real estate investors.

At December 31, 1999, the Company owned 40 leased properties having an aggregate cost of $31,380,724. The rental income for 1999 on these leased properties amounted to $4,189,262. Seven of the properties are leased to two restaurant operators and account for 16.7% of rental income; four telephone service center buildings and one Goodyear Tire Service Center building account for 8.7% of rental income; eighteen QuikTrip and one Kum & Go Convenience stores account for 49.9% of rental income; three nurseries (garden centers) account for 8.1%; four office buildings and a supermarket account for 14.8%; other properties held for future development account for 1.8% of rental income.

As of December, 1999, the tenants of all 40 leased properties were in compliance with the terms of their respective leases.

Other Investments

The Company has a portion of its assets invested in marketable securities which had a market value of $1,997,094 as of December 31, 1999.

Employees

The Company currently employs 6 persons; 3 full-time employees and 3 part-time employees.

Item 2
Properties (Dec. 31, 1999)                       Land    Bldgs. &   Accumulated
Rental     Lease    Renewal
Mortgage    Int.
                                                 Cost    Improve.  Depreciation
Income 1999  Expires   Options
Balance    Rate
                                            ---------  ----------  ------------
-----------  -------  --------  ----
------  ------
A. RESTAURANT PROPERTIES
  Perkins 'Cake & Steak  Des Moines, Ia.      137,000     343,365       317,041
84,613     2001   1-5 Yr
-
  Perkins 'Cake & Steak  Des Moines, Ia.      140,000     341,602       314,274
91,864     2002   1-5 Yr
-
  Perkins 'Cake & Steak  Des Moines, Ia.      200,000     373,192       373,192
86,565     2002   1-5 Yr.
-
  Perkins 'Cake & Steak  Newton, Ia.          112,500     485,181       485,181
84,423     2004   1-5 Yr.
-
  Perkins 'Cake & Steak  Des Moines, Ia.      243,166     498,675       498,675
105,192     2005   1-5 Yr.
-
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     772,000       656,200
115,209     2005   3-5 Yr.
-
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000       551,286
133,413     2005   6-5 Yr.
-
                                            ---------  ----------  ------------
-----------                     ----
------
    Total                                   1,090,666   3,552,015     3,195,849
701,279
                                            ---------  ----------  ------------
-----------                     ----
------
B. SERVICE CENTERS
  U.S. West              Decorah,  Ia.         20,000     191,102       143,327
22,965     2004   1-5 Yr.
-
  U.S. West              Cedar Rapids, Ia.     37,000     397,394       281,115
84,000     2001   1-5 Yr.
-
  Continental Tel. Co.   Chariton, Ia.          8,364     541,755       429,792
70,641     2000      -  )
-
  Continental Tel. Co.   Fayette, Ia.           6,322     428,685       340,090
56,190     2000      -  )
10,482      9.984
  Goodyear Service Ctr.  Wichita, KS.         100,000     978,725       327,560
132,000     2004   4-5 Yr.
-
                                            ---------  ----------  ------------
-----------                     ----
------
    Total                                     171,686   2,537,661     1,521,884
365,796
10,482
                                            ---------  ----------  ------------
-----------                     ----
------

C. CONVENIENCE STORES
  QuikTrip               a Des Moines, Ia.    144,664     691,878       295,402
111,349     2010   2-5 Yr.
-
  QuikTrip & Off. Bldg.  Des Moines, Ia.      215,000     672,000       539,847
107,879     2004   1-5 Yr.
-
  QuikTrip               Olathe, KS.           23,120     248,798           691
18,097     2019   4-5 Yr.
-
  QuikTrip               Lee Summit, Mo.       36,460     408,221         1,134
11,125     2019   4-5 Yr.
-
  QuikTrip               Wichita, KS.          53,500     436,637       134,554
58,081     2009   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         99,558     765,000       224,936
102,858     2014   4-5 Yr.
-
  QuikTrip               Wichita, KS.          60,000     514,000       155,706
67,445     2010   4-5 Yr.
-
  QuikTrip               Tulsa, OK.           155,000   1,340,000       398,838
175,662     2010   4-5 Yr.
-
  QuikTrip               a Des Moines, Ia.     84,500     557,500       158,920
75,435     2010   4-5 Yr.
-
  QuikTrip               a Johnston, Ia.       48,502     476,160       112,755
73,574     2012   4-5 Yr.
-
  QuikTrip               a St. Louis, Mo.     152,000   1,575,433       376,113
231,780     2017   4-5 Yr.
-
  QuikTrip               a Des Moines, Ia.    183,095     900,000       179,784
113,683     2013   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         92,500     834,000       122,091
95,738     2009   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         95,500     858,000       125,603
98,528     2009   4-5 Yr.
-
  QuikTrip               Clive, Ia.           325,605     393,814        45,868
124,570     2015   4-5 Yr
-
  QuikTrip               Alpharetta, Ga       148,585   1,324,000       137,921
149,474     2016   4-5 Yr
-
  QuikTrip               Gainesville, Ga.     122,927   1,227,923        90,388
157,500     2012   4-5 Yr.
-
  QuikTrip               Woodstock, Ga.       151,800   1,328,200        83,012
155,400     2013   4-5 Yr.
-
  QuikTrip (3 sold 12-1-99)
131,389
-
  Kum & Go               Omaha, NE.            44,110     128,574       128,574
30,838     2003      -
-
                                            ---------  ----------  ------------
-----------                     ----
------
    Total                                   2,236,426  14,680,138     3,312,137
2,090,405
-
                                            ---------  ----------  ------------
-----------                     ----
------

D. SUPERMARKETS
  Nash Finch             Sioux Falls, SD.     211,888   2,632,970        70,327
473,610     2018  10-5 Yr.
                                            ---------  ----------  ------------
-----------                     ----
------

E. OFFICE BUILDINGS
  American Payday Loans  Des Moines, Ia.       96,455     137,954       137,954
43,717     2004   1-7 Yr.
-
  Associates Financial
    Serv.                Des Moines, Ia.       61,692      55,812        44,510
15,600     2002
-
  Corporate Headquarters b Des Moines, Ia.     25,000     418,222       361,884
40,973     2001   1-2 Yr.
-
  GTech                  Des Moines, Ia.       16,000     174,953       141,274
43,718     2001   1-2 Yr.
-
                                            ---------  ----------  ------------
-----------                     ----
------
    Total                                     199,147     786,941       685,622
144,008
-
                                            ---------  ----------  ------------
-----------                     ----
------
F. GARDEN CENTERS
  Mike's Garden Center   a Dallas, TX.        125,000     586,825       586,825
69,444     2009
-
  Tip-Top Nursery        a Glendale, AZ.       66,144     433,057       175,869
90,000     2003   1-5 Yr.
-
  Mike's Garden Center   a Arlington, TX.     200,000   1,700,000       362,083
179,910     2009
-
                                            ---------  ----------  ------------
-----------                     ----
------
    Total                                     391,144   2,719,882     1,124,777
339,354
-
                                            ---------  ----------  ------------
-----------                     ----
------
G. OTHER PROPERTIES                            66,408     103,752       103,752
74,810
-
                                            ---------  ----------  ------------
-----------                     ----
------
    Totals                                  4,367,365  27,013,359    10,014,348
4,189,262
10,482
                                            =========  ==========  ============
===========
==========

a Mortgaged to Lender - See Note 4 of Notes to Financial Statements. b 50% Used by Registrant; 50% Leased


Other Properties

The following unencumbered properties are held for future development by the Company .

(1)	Real Estate, S. E. Delaware and Oralabor Road, Ankeny, Iowa.

This commercially zoned property is located in Ankeny, Iowa, at the Industrial Exit of Interstate 35. It contains three approximately 1.5 acre platted lots.

(2)	Real Estate, 4745 - 2nd Avenue, Des Moines, Iowa.

106,000 sq. ft. of land and a 3,000 sq. ft. building leased for $4,000 per month, the lease expires July 1, 2002. 82,000 sq. ft. of unused land is available for development.

(3)	Real Estate, 845 Sixth Avenue, Des Moines, Iowa

This 6,000 square foot concrete block building situated on a lot of the same size was purchased in 1974. This building is rented for $1,500 per month, and the lease expires April 30, 2000.

Item 3.	Legal Proceedings.

The Company is not engaged in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

NOT APPLICABLE

PART II

Item 5.	Market for the Company's Common Stock and Related Security Holder
Matters

The Common Stock of the Company (symbol NAPE) is traded on the over-the-counter bulletin board; a product of the National Association of Security Dealers, Inc., sponsored by market makers. Quotations are inter-dealer prices, without retail mark-up, or mark-down, or commission and may not necessarily represent actual transactions. The prices shown below are by calendar quarters for 1999 and 1998. N/A indicates prices were not available.

                       Bid                 Asked
1999	            High     Low         High     Low
1st  Quarter      33-3/4   31-1/4      N/A      N/A
2nd  Quarter      35       33-3/4      N/A      N/A
3rd  Quarter      36       36          N/A      N/A
4th  Quarter      36-1/4   36          N/A      N/A

                       Bid                 Asked
1998              High     Low         High     Low
1st  Quarter      29-1/2   28-5/8      N/A      N/A
2nd  Quarter      31       29-1/2      N/A      N/A
3rd  Quarter      36       31          N/A      N/A
4th  Quarter      34       32-3/4      N/A      N/A


There was a cash dividend of twelve cents a share paid in 1999. Future dividend declarations will be dependent upon the earnings of the Company, its financial condition, its capital requirements and general business conditions.

There were approximately 675 stockholders of record as of March 1, 2000.

Item 6. Selected Financial Data. (In thousands except for per share amounts)

                                     Year ended December 31,
                             1999      1998      1997      1996      1995
Year ended December 31,
  Lease rental income       4,189     3,715     3,492     3,262     3,140
  Interest income              14        21         1         -         3
  Dividend income              69        68        72        80        89
  Gain on sale of
    securities                280        80        24        59       103
  Net income                1,678     1,271     1,143     1,039       903

At December 31,
  Total assets             23,701    24,291    20,778    20,115    19,118
  Long-term debt            4,025     5,221     5,264     6,031     5,148
  Book value-properties &
    equipment              21,387    21,833    18,495    18,102    17,394
  Net Unrealized Gain
    Marketable Securities     829     1,003       917       569       605
  Stockholders' equity     16,276    14,903    13,922    12,899    12,070

Per Common Share
Net income*                  4.02      3.00      2.62      2.30      1.97
Cash dividends               0.12      0.00      0.10      0.10      0.00
Book value                  39.09     35.60     32.27     28.71     26.49


*Based on weighted average shares outstanding


Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

Liquidity and Capital Resources

At December 31, 1999, the Company's primary sources of liquidity were $287,000 in cash; marketable securities with a market value of approximately $1,997,000; and a $2,775,000 remaining loan balance available on three lines of credit with a local bank. (See Note 4 of the Notes to Financial Statements). In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $14,000,000. Management believes that its cash flow from operations and other potential sources of cash will be sufficient to finance current and projected operations.

Each year for many years the Company has reacquired a limited amount of its common stock. During the three years ended December 31, 1999, 32,892 shares were repurchased in the open market and negotiated transactions.
The total cost of the reacquired shares amounted to $882,489; an average per share cost of $26.83.

Results of Operations
1999 Compared to 1998

The Company recorded a net income in 1999 of $1,678,000, or $4.02 per share compared with last year's income of $1,271,000 or $3.00 per share.

Lease revenues for the year ended December 31, 1999 was $4,189,000 up $474,000 or 12.8% over 1998. The addition of two convenience stores in 1999 and a supermarket and convenience store in 1998 accounted for $472,000 of the increase in lease revenue for 1999. Contingent rentals based on sales overages increased $39,000 in 1999 over 1998. The Company's three garden centers produced $49,000 less rental income in 1999 than they did in 1998 resulting from entering less favorable leasing arrangements with new tenants since April, 1998.

The Company earned $363,000 in investment income including gains from the sale of marketable securities during 1999 compared to $169,000 in 1998, an increase of $194,000.

General and administrative expenses increased $22,000 to $1,886,000 in 1999 as compared to $1,864,000 in 1998. The increase reflects an increase in depreciation expense of $16,000 due to the addition of new properties, an increase in other expenses totaling $27,000 led by personnel cost, and a decrease in real estate taxes of $6,000 resulting from the bankruptcy of a former tenant in April, 1998.

Interest expense decreased $16,000 to $532,000 in 1999 compared to $548,000 in 1998. The decrease was primarily due to a lower effective interest rate of 7.73% in 1999 compared to 8.5% for 1998 on the Company's three lines of credit.

The effective income tax rate was 37.0% in 1999 as compared to 37.1% in 1998.

Results of Operations
1998 Compared to 1997

The Company recorded a net income in 1998 of $1,271,000 or $3.00 per share compared with a net income of $1,143,000 or $2.62 per share in 1997.

Lease revenues for the year ended December 31, 1998 were $3,715,000, up $223,000 or 6.4% over 1997. The increase in rental income was primarily due to the acquisition of three new properties and the sale of one property in 1998 and 1997 that produced a net increase in rental income of $284,000. The Company's three garden centers produced $83,000 less rental income in 1998 than in 1997 resulting from entering into less favorable leasing arrangements with new tenants after the bankruptcy of Sunbelt Nursery (the former tenant). Contingent rentals based on sales overages excluding garden centers increased $22,000 in 1998.

The Company also realized gains of $79,800 from the sale of securities in 1998, up from $24,300 in 1997. In addition, the Company earned $21,000 in interest income on proceeds from the sale of it Ankeny land while held in escrow pending a qualified IRC 1031 exchange of property.

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

Year 2000

The Company did not experience any material adverse issues or business interruption arising from the date change to January 1, 2000. Based on its efforts to date, the Company has not incurred any material costs and does not expect to incur any future material costs in addressing the year 2000 issue related to its business.

Item 8.   Financial Statements and Supplementary Data.

  Financial statements filed herewith:

    Balance Sheets as of December 31, 1999 and December 31, 1998.

    Statements of Income and Comprehensive Income for the years ended
      December 31, 1999, December 31, 1998 and December 31, 1997.

    Statements of Stockholders' Equity for the years ended
     December 31, 1999, December 31, 1998 and December 31, 1997

    Statements of Cash Flows for the years ended
     December 31, 1999, December 31, 1998 and December 31, 1997

    Notes to Financial Statements.

    Accountant's Report.


Item 9.   Disagreements on Accounting and Financial Disclosures.

                                   NONE


PART III

In answer to Items 10, 11, 12 and 13 of Part III, the Company incorporates by reference the required information which is contained in its definitive Proxy Statement. The Proxy Statement is for the 2000 annual meeting of stockholders and will be filed with the Commission not later than 120 days after December 31, 1999.





PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a)  List the following documents filed as part of this report.
          1.   All financial statements.
                 See Item 8 of Part II.
          2.   Financial statement schedules.
                 Schedule III as of December 31, 1999.
                 Note to schedule III as of December 31, 1999, 1998 and
1997.
          All other Schedules are omitted because they are inapplicable or not required.
     (b)  No report on Form 8-K was filed during the last quarter of 1999.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __3/17/00__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __3/17/00__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


DIRECTORS OF THE COMPANY

Date  __3/17/00__          By _____/S/__William_D._Buzard________
                               William D. Buzard

Date  __3/17/00__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __3/17/00__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __3/17/00__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson


NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
Certified Public Accountants

Board of Directors and Stockholders
National Properties Corporation


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of National Properties Corporation as of December 31, 1999 and 1998 and the related statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/ NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.

February 9, 2000
West Des Moines, Iowa

1501 - 42nd Street, Suite 130, West Des Moines, IA 50266-3500, Phone (515)
223-0221    Fax: (515) 223-1030


NATIONAL PROPERTIES CORPORATION BALANCE SHEETS

                                                               December 31,
                                                             1999        1998
ASSETS

CURRENT ASSETS
  Cash                                                    287,310     139,993
  Other                                                    16,127      16,864
                                                       ----------  ----------
    Total current assets                                  303,437     156,857
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, AT COST - Notes 1 and 4
  Land                                                  4,367,365   4,586,750
  Buildings and improvements                           27,013,359  27,006,700
  Furniture and equipment                                  98,712      97,088
                                                       ----------  ----------
                                                       31,479,436  31,690,538
  Less-accumulated depreciation                        10,092,823   9,857,750
                                                       ----------  ----------
    Property and equipment-net                         21,386,613  21,832,788
                                                       ----------  ----------

OTHER ASSETS
  Marketable securities, at market value-Note 3         1,997,094   2,279,982
  Deferred charges and other assets                        13,786      20,914
                                                       ----------  ----------
    Total other assets                                  2,010,880   2,300,896
                                                       ----------  ----------
                                                       23,700,930  24,290,541
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          4,792      10,442
  Notes payable - Note 4                                1,900,000   2,400,000
  Accrued liabilities                                     401,496     282,749
  Current maturities of long-term debt                     10,482     418,254
  Federal and state income taxes                          101,571      59,343
                                                       ----------  ----------
    Total current liabilities                           2,418,341   3,170,788
                                                       ----------  ----------
LONG-TERM DEBT - Notes 4 & 5                            4,025,000   5,220,877
                                                       ----------  ----------
DEFERRED INCOME TAXES                                     981,687     995,882
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued - (1999-416,353 shares; 1998-418,616 shares)   416,353     418,616
  Retained earnings                                    15,030,319  13,481,312
  Accumulated other Comprehensive income                  829,230   1,003,066
                                                       ----------  ----------
    Total stockholders' equity                         16,275,902  14,902,994
                                                       ----------  ----------
                                                       23,700,930  24,290,541
                                                       ==========  ==========

See Notes to Financial Statements


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND C0MPREHENSIVE INCOME
For the years ended December 31, 1999, 1998 and 1997

STATEMENTS OF INCOME                              1999        1998        1997
REVENUES
  Lease rental income                        4,189,262   3,715,029   3,491,764
  Dividend income                               69,256      67,750      71,985
  Interest income                               13,627      21,441         703
  Gain on sale of securities                   280,051      79,798      24,336
                                            ----------  ----------  ----------
    Total revenues                           4,552,196   3,884,018   3,588,788
                                            ----------  ----------  ----------


EXPENSES
  Depreciation                                 879,267     863,115     807,989
  Interest                                     531,958     548,513     484,119
  Salaries and wages                           213,157     195,967     251,440
  Property, payroll and misc. taxes             56,532      60,706      60,958
  Other                                        205,147     196,002     196,605
                                            ----------  ----------  ----------
    Total expenses                           1,886,061   1,864,303   1,801,111
                                            ----------  ----------  ----------
    Income before income taxes               2,666,135   2,019,715   1,787,677

INCOME TAXES-Note 2                            987,710     748,602     644,595
                                            ----------  ----------  ----------
    Net income                               1,678,425   1,271,113   1,143,082
                                            ----------  ----------  ----------

Other comprehensive income:
  Unrealized holding gains (losses) on
   marketable securities arising during
   period                                    (553,378)    214,421      572,754
  Less reclassification adjustment for
   gains included in net income              (280,051)    (79,798)    (24,336)
  Less income taxes applicable to unrealized
   holding gains and losses                    99,491     (49,003)   (199,624)
                                            ----------  ----------  ----------
Other comprehensive income, net of tax       (173,836)     85,620      348,794
                                            ----------  ----------  ----------
    Comprehensive income                    1,504,589   1,356,733    1,491,876
                                            ==========  ==========  ==========

Net income per share                             4.02        3.00         2.62
Weighted average common shares outstanding    417,437     423,854      435,761

See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the three years ended December 31, 1999, 1998 and 1997

STATEMENTS OF STOCKHOLDER'S EQUITY
                                                                   Accumulated
                                                                     Other
                                                Common  Retained Comprehensive
                                                Stock   Earnings     Income
                                            ----------  ----------  ----------
  Balances December 31, 1996                   449,245  11,881,556     568,652
    Net income - 1997                                -   1,143,082          -
    Purchase and retirement of common stock    (17,789)   (407,397)         -
    Cash dividend - 10 cents per share               -     (43,947)         -
    Change in comprehensive income                   -          -      348,794
                                            ----------  ----------  ----------
  Balances December 31, 1997                   431,456  12,573,294     917,446
    Net income - 1998                               -    1,271,113          -
    Purchase and retirement of common stock    (12,840)   (363,095)         -
    Change in comprehensive income                   -           -      85,620
                                            ----------  ----------  ----------
  Balances December 31, 1998                   418,616  13,481,312   1,003,066
    Net income - 1999                               -    1,678,425          -
    Purchase and retirement of common stock     (2,263)    (79,105)         -
    Cash dividend - 12 cents per share                     (50,313)         -
    Change in comprehensive income                   -         -     (173,836)
                                            ----------  ----------  ----------
  Balances December 31, 1999                   416,353  15,030,319     829,230
                                            ==========  ==========  ==========


See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997

                                                   Increase(Decrease) in Cash
                                                  1999        1998        1997
                                            ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                 1,678,425   1,271,113   1,143,082
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization              886,395     870,243     815,116
    Deferred income taxes                       85,296      81,146      73,471
    Gain on sale of securities                (280,051)    (79,798)   (24,336)
    Changes in assets and liabilities:
      Accounts receivable                           -       12,451       3,125
      Prepaid expenses and deferred charges        737      (2,600)         13
      Accounts payable and accrued expenses    113,097       2,095      20,745
      Federal and state income taxes            42,228      32,045     271,765
                                            ----------  ----------  ----------
  Net cash provided by operations            2,526,127   2,186,695   2,302,981
                                            ----------  ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment         (433,091) (4,200,973)(1,200,486)
  Payments received on mortgage notes               -           -          718
  Purchase of securities                            -      (29,035)   (37,368)
  Proceeds sale of securities                  289,611     111,758      43,563
                                            ----------  ----------  ----------
  Net cash used in
   investing activities	                      (143,480) (4,118,250)(1,193,573)
                                            ----------  ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on credit lines                   550,000   4,280,000   3,000,000
  Repayments of credit line borrowings      (2,525,000) (1,805,000)(3,584,585)
  Principal payments on mortgage Notes        (128,649)   (107,062)   (96,929)
  Dividends paid                               (50,313)          -    (43,947)
  Purchase of treasury stock                   (81,368)   (375,935)  (425,186)
                                            ----------  ----------  ----------
  Net cash provided by (used) in
   financing activities                     (2,235,330)  1,992,003 (1,150,647)
                                            ----------  ----------  ----------
Net increase (decrease) in cash                147,317      60,448    (41,239)
Cash at beginning of year                      139,993      79,545     120,784
                                            ----------  ----------  ----------
Cash at the end of year                        287,310     139,993      79,545
                                            ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                           533,117     547,354     523,320
    Income tax payments                        860,186     635,411     372,830

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real restate:
  Basis of property received                   716,599   2,844,858   1,350,850
  Less cash paid                               431,467   2,687,105   1,238,957
                                            ----------  ----------   ---------
  Basis of property given up                   285,132     157,753     111,893
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

Marketable Securities: Marketable securities are classified as available-for-sale and reported at fair market value in accordance with the Statement of Financial Accounting Standards (SFAS) No. 115. The Company's investments are held for an indefinite period.

Property and Equipment: Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of 15 to 39 years for buildings and 5 to 7 years for equipment.

Long-Lived Assets:  On January 1, 1996, the Company adopted SFAS 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used, or disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1999 and 1998, the Company determined that none of its long-lived assets had been impaired, and therefore the Company did not adjust the carrying amounts of such assets.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding 417,437 in 1999; 423,854 in 1998; and 435,761 in 1997.

Profit-Sharing Plan: The Company has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Company's contribution to the plan was $31,625 in 1999; $29,344 in 1998; and $35,662 in 1997.

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

Fair Value of Financial Instruments: The Company's financial instruments are valued at their carrying amounts which are reasonable estimates of fair value.

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

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenues. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its results of operation, financial position or cash flows.

NOTE 1 - PROPERTIES UNDER LEASE

The Company is the lessor of commercial real estate under noncancelable operating leases requiring fixed and contingent rentals through the year 2019. Contingent rentals based on sales overages amounted to $115,479 in 1999; $76,903 in 1998; and $71,663 in 1997. The following is a schedule of future minimum rentals at December 31, 1999, not including renewal options and contingent rentals.

     Year ended December 31,                        Amount
            2000                                   4,154,640
            2001                                   4,033,093
            2002                                   3,818,443
            2003                                   3,664,563
            2004                                   3,505,075
            Subsequent years                      28,404,274
                                                  ----------
            Aggregate future minimum rentals      47,580,088
                                                  ==========



NOTE 2 - INCOME TAXES

Income tax expense for the years ended December 31, 1999, 1998 and 1997 is comprised of the following:

                                                1999        1998        1997
                                            ----------  ----------  ----------
Current
  Federal                                     764,749     553,572      498,071
  States                                      137,665     113,884       73,053
                                            ----------  ----------  ----------
    Total current                             902,414     667,456      571,124
Deferred                                       85,296      81,146       73,471
                                            ----------  ----------  ----------
                                              987,710     748,602      644,595
                                            ==========  ==========  ==========

A reconciliation of the statutory federal income tax rate of 34 percent in 1999, 1998 and 1997 to the effective tax rate is as follows:

                                                 1999        1998        1997
                                            ----------  ----------  ----------

Statutory federal income tax rate                34.0%       34.0%       34.0%
State taxes, net of federal tax benefit           3.6         4.0         3.1
Tax savings on dividends                         (0.6)       (0.9)       (1.0)
                                            ----------  ----------  ----------
  Total tax provision                            37.0        37.1        36.1
                                            ==========  ==========  ==========

Temporary differences which give rise to deferred tax liabilities in 1999 and 1998 are as follows:

                                                  1999       1998
                                            ----------  ---------
Excess of tax over book depreciation           507,096    421,800
Unrealized gain on marketable securities       474,591    574,082
                                            ----------  ---------
  Total tax provision                          981,687    995,882
                                            ==========  =========




Deferred income taxes result from the temporary differences in the recognition of income and expenses for tax and financial statement purposes. The source of the temporary difference was due to a change in depreciation for income tax reporting in 1996. The Small Business Job Protection Act of 1996 (The Act) amended the Internal Revenue Code regarding depreciation of motor fuel retail outlets permitting the Company to depreciate its qualifying convenience stores over a life of 20 years. For financial statement purposes the Company depreciates its convenience stores over an average useful life of 30 years.

NOTE 3 - MARKETABLE SECURITIES

The Company's marketable securities consist of equity securities and were carried at fair market value. At December 31, 1999, marketable securities available-for-sale had an aggregate market value of $1,997,094 and a cost of $693,273 resulting in a gross unrealized gain of $1,303,821. At December 31, 1998, marketable securities had an aggregate market value of $2,279,982 and a cost of $702,833 for a gross unrealized gain of $1,577,149. The increase or decrease in unrealized holding gains each year is shown as other comprehensive income in the statement of income and comprehensive income.

The Company had gross realized gains of $280,051, $79,798, and $24,336 on the sale of marketable securities during 1999, 1998 and 1997 respectively and no realized losses. Gain or loss on sales was based on the cost of the securities using the specific identification method.

NOTE 4 - NOTES PAYABLE - BANKS

As of December 31, 1999, the registrant had a $3,000,000 unsecured working capital line of credit with Norwest Bank Iowa, N.A. The credit line which has been in effect for the past several years was created to facilitate the Company's real estate acquisitions. Borrowings will bear interest at 0.25% less than the bank's base (Prime) rate floating. No compensating balance is required but a non-usage fee of 1/8 of 1% is payable quarterly to the bank on the unused portion of the line. As of December 31, 1999, there was a $1,900,000 outstanding balance on this loan, as compared to $2,400,000 at December 31, 1998.

As of December 31, 1999, the Company had a $6,000,000 10-year, revolving credit line with Norwest Bank Iowa, N.A. The $6,000,000 loan commitment reduces $600,000 beginning December 31, 1997, and each year thereafter until final maturity on December 31, 2006. Borrowings secured by first mortgages on various properties, bear interest at 0.25% less than the bank's base (Prime) rate floating, and no compensating balance is required. As of December 31, 1999, the outstanding balance on this loan was $3,125,000 as compared to $3,700,000 as of December 31, 1998.

In November, 1994, the Company established a $3,000,000 10-year revolving loan with Brenton Bank, N.A., Des Moines, Iowa. Effective June 4, 1998, this loan was assumed by Norwest Bank Iowa, N.A. The credit line reduces $300,000 beginning December 31, 1995, and each year thereafter until final maturity on December 31, 2004. Borrowings secured by first mortgages on properties, bear interest at 0.25% less than the bank's base (Prime) rate floating. At December 31, 1999, the outstanding balance on this loan was $900,000 compared to $1,800,000 as of December 31, 1998.


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                December 31,
                                            Rate              1999        1998
                                         ----------     ----------  ----------
Real estate mortgage notes
  Due 2000                                9.984%            10,482     139,131

Norwest Bank Iowa, N.A.
  Due 2006 - See Note 4                    8.25%         3,125,000   3,700,000

Norwest Bank Iowa, N.A.
  Due 2004 - See Note 4                    8.25%           900,000   1,800,000
                                                        ----------  ----------
                                                         4,035,482   5,639,131

Less-Current principal maturities                           10,482     418,254
                                                        ----------  ----------
                                                         4,025,000   5,220,877
                                                        ==========  ==========


Annual principal maturities over the next five years are as follows:
                         2000        2001        2002        2003        2004
                       -------     -------     -------     -------     -------
Mortgage Note           10,482          -           -           -            -
Norwest Bank                -      125,000     600,000     600,000     600,000
Norwest Bank                -           -      300,000     300,000     300,000


NOTE 6 - REVENUE FROM MAJOR TENANTS

Lease rental revenue from three major tenants were $2,851,579, $2,813,623, and $2,612,833 for the years ended December 31, 1999, 1998 and 1997 respectively, representing 68% of total rental income for 1999 and 75% for each of 1998 and 1997. Rents from these major tenants were as follows:


                           1999               1998               1997
                           ----               ----               ----

Industry                Revenue   %        Revenue   %        Revenue    %

Convenience stores     2,059,567 49.2     2,005,143 54.0     1,737,621 49.8
Garden centers           339,354  8.1       388,391 10.5       471,775 13.5
Restaurants              452,658 10.8       420,088 11.3       403,437 11.5
                       --------- ----     --------- ----     --------- ----
                       2,851,579 68.1     2,813,622 75.8     2,612,833 74.8
                       ========= ====     ========= ====     ========= ====




NOTE 7 - QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                  Quarter
                              First        Second         Third        Fourth
                         ----------    ----------    ----------    ----------

1999
  Revenues                1,192,543     1,021,922     1,280,095     1,057,636
  Net Income                448,062       339,732       513,023       377,608
  Per share                   $1.07      81 cents         $1.23      91 cents


1998
  Revenues                1,032,111       942,310       939,312       970,285
  Net Income                347,158       282,492       331,797       309,666
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

computed
QuikTrip Stores
  St. Louis, MO      1,381,946     1,454,000         121,433      1,575,433
376,113         02/28/92   31 1/2
  Econofoods,
    Sioux Falls, SD                2,632,970             -0-      2,632,970
70,327         12/01/98    39

Garden Center
   Metro Garden Center
    Arlington, TX    1,520,000     1,700,000             -0-      1,700,000
362,083          04/01/93   31 1/2

Other Properties     1,133,536    20,233,320         871,636     21,104,956
9,205,825         1976/1999  15/39
                    ----------   -----------      ----------     ----------
----------
    Totals          $4,035,482   $26,020,290      $  993,069    $27,013,359
$10,014,348
                    ==========   ===========      ==========    ===========
==========

<captions>

NOTE TO SCHEDULE III
                                                 Real  Estate
                                     1999            1998            1997
Balance, Beginning of period     $27,006,700     $23,045,531     $21,896,495
  additions                          657,019       3,961,169       1,227,923
                                 -----------     -----------     -----------
                                  27,663,719      27,006,700      23,124,418
  Reductions                         650,360             -0-          78,887
                                 -----------     -----------     -----------
Balance, End of period           $27,013,359     $27,006,700     $23,045,531
                                 ===========     ===========     ===========


                                               Accumulated Depreciation
                                                 Real  Estate
                                     1999            1998            1997
Balance, Beginning of period     $ 9,787,130     $ 8,935,995     $ 8,202,683
  additions                          871,411         851,135         805,296
                                 -----------     -----------     -----------
                                  10,658,541       9,787,130       9,007,979
  Reductions                         644,193             -0-          71,984
                                 -----------     -----------     -----------
Balance, End of period           $10,014,348     $ 9,787,130     $ 8,935,995
                                 ===========     ===========     ===========