Form 10-Q
period 2000-03-31
NATIONAL PROPERTIES CORP
filed 2000-05-05
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2000         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
415,303 SHARES AS OF APRIL 30, 2000

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             March 31,    December 31,
                                                 2000            1999
CURRENT ASSETS
Cash                                          230,309         287,310
Accounts receivable                                -               -
Other                                          14,238          16,127
                                           ----------      ----------
Total current assets                          244,547         303,437
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,361,043       4,367,365
Buildings and improvements                 26,584,674      27,013,359
Furniture and equipment                        98,712          98,712
                                           ----------      ----------
                                           31,044,429      31,479,436

Less - accumulated depreciation             9,948,713      10,092,823
                                           ----------      ----------
Property and equipment - net               21,095,716      21,386,613
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,777,416       1,997,094
Deferred charges and other assets              13,431          13,786
                                           ----------      ----------
Total other assets                          1,790,847       2,010,880
                                           ----------      ----------
                                           23,131,110      23,700,930
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               25,367           4,792
Notes payable                               1,900,000       1,900,000
Accrued liabilities                           297,680         401,496
Current maturities of long-term debt               -           10,482
Federal and state income taxes                233,788         101,571
                                           ----------      ----------
Total current liabilities                   2,456,835       2,418,341
                                           ----------      ----------
LONG-TERM DEBT                              3,200,000       4,025,000
                                           ----------      ----------
DEFERRED INCOME TAXES                         923,461         981,687
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2000-415,303 shares; 1999-416,353 shares)    415,303         416,353
Retained earnings                          15,446,944      15,030,319
Accumulated other comprehensive income        688,567         829,230
                                           ----------      ----------
Total stockholders' equity                 16,550,814      16,275,902
                                           ----------      ----------
                                           23,131,110      23,700,930
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                                    For Quarter Ended
                                                        March 31,
                                                 2000            1999
Income
Lease rental income                         1,204,726       1,129,612
Dividend and interest income                   12,399          16,902
Gain on sale of securities                         -           46,029
Gain on sale of real estate                    92,861              -
                                              -------         -------
Total income                                1,309,986       1,192,543
                                              -------         -------
Expenses
Depreciation                                  198,837         219,297
Interest                                      122,138         144,816
Salaries and wages                             58,724          52,383
Property, payroll
and misc. taxes                                13,820          13,824
Other expenses                                196,408          50,961
                                              -------         -------
Total expenses                                589,927         481,281
                                              -------         -------

Income before income taxes                    720,059         711,262
Federal and State income taxes                266,421         263,200
                                              -------         -------
Net income                                    453,638         448,062
                                              =======         =======

Other comprehensive income (Losses):
Unrealized holding gains (losses) on
marketable securities arising
during the period                            (221,169)        (14,838)
Less reclassification adjustment for
gains included in net income                       -          (46,029)
Less income tax expense related
to unrealized holding gains                    80,505          22,156
                                              -------         -------
Other comprehensive income, (losses)
net of tax                                   (140,664)        (38,711)
                                              -------         -------
Comprehensive income                          312,974         409,351
                                              =======         =======

Net income per share of common stock            $1.09           $1.07
Weighted average shares
outstanding                                   415,453         418,536
Dividends per share                              None            None



NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                         For Quarter Ended
                                                             March 31,
                                                        2000          1999
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           453,638       448,062
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                        200,334       221,079
Charitable contributions                             135,000            -
Deferred income taxes                                 22,279        21,283
Gain on sale of securities                                -       (46,029)
Gain on sale of real estate                          (92,861)           -
Changes in assets and liabilities:
Accounts receivable                                       -        (2,704)
Prepaid expenses and deferred charges                    746         3,426
Accounts payable and accrued expenses                (83,241)        2,234
Federal and State income taxes                       132,217       150,464
                                                    --------      --------
Net cash provided by operations                      768,112       797,815
                                                    --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale of securities                          -         55,591
Purchased marketable securities                       (1,490)           -
                                                    --------      --------

Net cash provided by (used in) investing activities   (1,490)       55,591
                                                    --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Repayments - credit line borrowings                (825,000)      (700,000)
Principal payments on mortgage notes                (10,482)       (28,470)
Purchase of treasury stock                          (38,062)        (2,680)
Proceeds from sale of real estate                    49,921             -
                                                    --------      --------
Net cash provided by (used in) financing activities(823,623)      (731,150)
                                                    --------      --------

Net increase in cash                                (57,001)       122,256
Cash at beginning of period                         287,310        139,993
                                                    --------      --------
Cash at end of period                               230,309        262,249
                                                   ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                    122,138         98,124
Income tax payments                                 111,925         91,453

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The Company has adopted effective January 1, 1998 the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of FAS No. 130 on the Company's interim financial statements is to present in the statement of income, unrealized gains and losses on marketable securities net of income taxes, which in periods prior to 1998 had been reported as an annual adjustment directly to stockholders' equity.

The balance sheets, statements of income and comprehensive income, and statements of cash flow at March 31, 2000 and 1999 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants.

On March 20, 2000 the Company sold its Fayette, Iowa GTE Telephone Service Center Building to Upper Iowa University. The GTE lease expired April 30, 2000 and the Company retained the monthly rental through lease expiration. The property's fair market value of $185,000 was determined by MAI appraisal dated March 1, 2000. The property was sold for $50,000 cash, and the remaining $135,000 fair market value was gifted to the University.

On May 1, 2000 the Company sold its Chariton, Iowa GTE Telephone Service Center Building to Chariton Community School District. The GTE lease expired April 30, 2000. The property's fair market value of $320,000 was determined by MAI appraisal dated March 27, 2000. The property was sold for $150,000 cash, and the remaining $170,000 fair market value was gifted to the School District.

Operating Results

Lease revenues in the first quarter 2000 were $1,205,000 up $75,000 or 6.6% over the corresponding period in 1999. The company's convenience stores accounted for approximately $60,000 of the increase with the addition of the Olathe, Kansas and Lee's Summit, Missouri stores in December 1999. Lease revenues from two of the Company's three garden center buildings declined approximately $10,000 in the first quarter from their first quarter 1999 level after releasing them to a new tenant in October 1999. Contingent rentals based on sales overages increased $28,000 in the first quarter over the same period in 1999.

Investment income including gains on sale of marketable securities was approximately $12,000 in the first quarter 2000 compared to $63,000 in the first quarter 1999.

The Company realized a gain of $93,000 on the sale of its GTE telephone service center building in March 2000. The gain was based on a fair market value of $185,000 as determined by MAI appraisal. The property was sold for $50,000 cash with the remaining $135,000 fair market value gifted to a university.

Total expenses for the first quarter 2000 were $590,000 compared to $481,000 in the first quarter 1999. The increase was primarily due to the $135,000 donation to a university referred to above.

Depreciation and interest expense, two key figures for the Company, declined $43,000 in the first quarter 2000 from the same period in 1999. Although interest rates were higher during the first quarter 2000 than the same period in 1999 (8.4% compared to 7.5%), the Company had an average of $2,160,000 less borrowed on its three credit lines in the first quarter 2000 than it did during the first quarter 1999.

Other general and administrative expenses led by compensation increased $17,000 or 14.5% in the first quarter 2000 over the first quarter 1999.

Liquidity

As of March 31, 2000, the Company's main sources of liquidity consisted of $230,000 in cash, marketable securities having a market value of approximately $1,777,000 and a $3,600,000 remaining loan balance available on three lines of credit with a local bank. In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $14,000,000. Management believes that its cash flow from operations and other potential sources of cash will be sufficient to finance current and projected operations.

PART II.    OTHER INFORMATION.

                No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __5/5/00__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __5/5/00__                By _____/S/__Kristine_M. Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, Treasurer