Form 10-Q
period 2000-06-30
NATIONAL PROPERTIES CORP
filed 2000-07-28
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2000         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
414,873 SHARES AS OF JUNE 30, 2000

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             June 30,    December 31,
                                                 2000            1999
CURRENT ASSETS
Cash                                           55,297         287,310
Accounts receivable                               500              -
Other                                          10,835          16,127
                                           ----------      ----------
Total current assets                           66,632         303,437
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,352,680       4,367,365
Buildings and improvements                 26,042,919      27,013,359
Furniture and equipment                        98,712          98,712
                                           ----------      ----------
                                           30,494,311      31,479,436

Less - accumulated depreciation             9,703,090      10,092,823
                                           ----------      ----------
Property and equipment - net               20,791,221      21,386,613
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,784,491       1,997,094
Deferred charges and other assets              11,934          13,786
                                           ----------      ----------
Total other assets                          1,796,425       2,010,880
                                           ----------      ----------
                                           22,654,278      23,700,930
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                3,031           4,792
Notes payable                               1,900,000       1,900,000
Accrued liabilities                           202,900         401,496
Current maturities of long-term debt               -           10,482
Federal and state income taxes                 20,815         101,571
                                           ----------      ----------
Total current liabilities                   2,126,746       2,418,341
                                           ----------      ----------
LONG-TERM DEBT                              2,675,000       4,025,000
                                           ----------      ----------
DEFERRED INCOME TAXES                         948,314         981,687
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2000-414,873 shares; 1999-416,353  shares)   414,873         416,353
Retained earnings                          15,796,278      15,030,319
Accumulated other comprehensive income        693,067         829,230
                                           ----------      ----------
Total stockholders' equity                 16,904,218      16,275,902
                                           ----------      ----------
                                           22,654,278      23,700,930
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      2000       1999       2000       1999
Income
Lease rental income              1,038,565  1,005,465  2,243,291  2,135,077
Dividend and interest income        17,754     16,457     30,153     33,359
Gain on sale of real estate        206,896         -     299,757         -
Gain on sale of securities              -          -          -      46,029
                                 ---------  ---------  ---------  ---------
Total income                     1,263,215  1,021,922  2,573,201  2,214,465
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       191,392    219,703    390,229    439,000
Interest                           108,867    134,144    231,005    278,960
Salaries and wages                  55,950     53,171    114,674    105,554
Property, payroll
and misc. taxes                     18,630     17,563     32,450     31,387
Other expenses                     217,230     56,149    413,638    107,111
                                 ---------  ---------  ---------  ---------
Total expenses                     592,069    480,730  1,181,996    962,012
                                 ---------  ---------  ---------  ---------

Income before income taxes         671,146    541,192  1,391,205  1,252,453
Federal and State income taxes     248,325    201,460    514,746    464,660
                                 ---------  ---------  ---------  ---------
Net income                         422,821    339,732    876,459    787,793
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
on marketable securities arising
during the period                    7,075    120,268   (214,093)   105,430
Less reclassification adjustment
for gains included in net income        -          -          -     (46,029)
Less income tax expense related
to unrealized holding gains         (2,575)   (43,778)    77,930    (21,622)
                                 ---------  ---------  ---------  ---------
Other comprehensive income,
net of tax                           4,500     76,490   (136,163)    37,779
                                 ---------  ---------  ---------  ---------
Comprehensive income               427,321    416,222    740,296    825,572
                                 =========  =========  =========  =========

Net income per share                 $1.02      $0.81      $2.11      $1.88
Weighted average shares
outstanding                        415,310    418,476    415,310    418,376
Cash Dividends declared per share    $0.14      $0.12      $0.14      $0.12


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               June 30,
                                                          2000          1999
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                             876,459       787,793
Adjustments to reconcile comprehensive income to net
cash provided by operating activities:
Depreciation and amortization                          393,222       442,564
Deferred income taxes                                   44,557        42,566
Charitable contributions                               305,000            -
Gain on sale of real estate                           (299,757)           -
Gain on sale of securities                                  -        (46,029)
Changes in assets and liabilities:
Accounts receivable                                       (500)      (11,301)
Prepaid expenses and deferred charges                    4,151         5,654
Accounts payable and accrued expenses                 (258,646)      (33,675)
Federal and State income taxes                         (80,756)        9,671
                                                      --------      --------
Net cash provided by operations                        983,730     1,197,243
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from the sale of real estate                  199,920            -
Additions to property and equipment                         -         (1,625)
Proceeds from sale of securities                            -         55,589
Purchased marketable securities                         (1,490)           -
                                                      --------      --------
Net cash provided by investing activities              198,430        53,964
                                                      --------      --------

CASH FLOW FROM FINANCING ACTIVITIES
Repayments - credit line borrowings                 (1,350,000)   (1,100,000)
Principal payments on mortgage notes                   (10,482)      (57,657)
Purchase of treasury stock                             (53,691)      (23,680)
                                                      --------      --------
Net cash used in financing activities               (1,414,173)   (1,181,337)
                                                      --------      --------

Net increase (decrease) in cash                       (232,013)       69,870
Cash at beginning of period                            287,310       139,993
                                                       --------     --------
Cash at end of period                                   55,297       209,863
                                                      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense                                       231,005       279,491
Income tax payments                                    550,945       412,423

Noncash investing and financing transactions:
cash dividends declared                                 58,289        50,152

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

The balance sheets, statements of income and comprehensive income, and statements of cash flow at June 30, 2000 and 1999 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.


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

At the Company's annual meeting of stockholders held May 19, 2000, the Company declared a $0.14 per share dividend to be paid July 28, 2000 to stockholders of record June 30, 2000. The dividend amounts to $58,289.

Operating Results

Lease revenue for the six month period ended June 30, 2000 amounted to $2,243,000 compared to $2,135,000 for the same period in 1999, an increase of $108,000 or 5.1%. The Company's convenience stores accounted for approximately $120,000 of the increase with the addition of the Olathe, Kansas and Lee's Summit Missouri stores in December 1999. Lease revenues from two of the Company's three garden centers declined $20,000 in the first six months from their six month level in 1999 after releasing them to a new tenant in October 1999. The Company sold its two GTE Telephone Service Centers in 2000 earning $21,000 less in lease revenues in the current period compared to the first six months of 1999. Contingent rentals based on sales overages increased $29,000 in the first six months over the same period in 1999.

Investment income including gains on sale of marketable securities were approximately $30,000 in the first six months of 2000 compared to $79,000 in the same period in 1999.

The Company recorded gains of $300,000 during the first six months of 2000 from the sale of its two GTE Telephone Service Centers. The gains were based on fair market values totaling $505,000 for the two buildings as determined by MAI appraisals. The properties were sold for $200,000 cash with the remaining fair market value of $305,000 gifted to the purchasers. See management's discussion and analysis above.

Total expenses for the first six months of 2000 were $1,182,000 compared to $962,000 for the same period in 1999. The increase was primarily due to donations of $305,000 recorded in connection with the sale of the Company's two GTE Telephone Service Centers noted above.

Depreciation and interest expense, two key figures for the Company, declined $49,000 and $48,000 respectively, in the first six months of 2000 from the same period in 1999. Although interest rates were higher during the first six months of 2000 than the same period in 1999 (average rate of 8.875% for 2000 compared to 7.500% for 1999), the Company had an average of $2,205,000 less borrowed on its three credit lines and mortgage in the six months ended June 30, 2000 then it did during the same period in 1999.

Other general and administrative expenses (excluding donations) led by compensation expense increased $12,000 or 4.8% in the first six months of 2000 over the same period in 1999.

Net income for the six months ended June 30, 2000 was $876,000 compared to $788,000 for the same period in 1999, a increase of $88,000 or $0.23 per share.

Liquidity

As of June 30, 2000 the Company's main source of liquidity consisted of $55,000 in cash, marketable securities having a market value of approximately $1,784,000 and a $4,125,000 remaining loan balance available on three lines of credit with a local bank. In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $14,000,000. Management believes that its cash flow from operations and other potential sources of cash will be sufficient to finance current and projected operations.


PART II.     OTHER INFORMATION.

                  No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __7/28/00__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __7/28/00__               By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, and Treasurer