Form 10-Q
period 2000-09-30
NATIONAL PROPERTIES CORP
filed 2000-11-01
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2000         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
414,573 SHARES AS OF OCTOBER 25, 2000

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                        September 30,    December 31,
                                                 2000            1999
CURRENT ASSETS
Cash                                           67,586         287,310
Current portion, note receivable              143,950              -
Other                                           7,016          16,127
                                           ----------      ----------
Total current assets                          218,552         303,437
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,424,679       4,367,365
Buildings and improvements                 27,200,718      27,013,359
Furniture and equipment                       102,184          98,712
                                           ----------      ----------
                                           31,727,581      31,479,436
Less - accumulated depreciation             9,322,368      10,092,823
                                           ----------      ----------
Property and equipment - net               22,405,213      21,386,613
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,989,559       1,997,094
Long tern portion, note receivable            200,000              -
Deferred charges and other assets              11,832          13,786
                                           ----------      ----------
Total other assets                          2,201,391       2,010,880
                                           ----------      ----------
                                           24,825,156      23,700,930
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                6,198           4,792
Notes payable                               3,000,000       1,900,000
Accrued liabilities                           134,127         401,496
Current maturities of long-term debt               -           10,482
Federal and state income taxes                  6,168         101,571
                                           ----------      ----------
Total current liabilities                   3,146,493       2,418,341
                                           ----------      ----------
LONG-TERM DEBT                              3,225,000       4,025,000
                                           ----------      ----------
DEFERRED INCOME TAXES                       1,043,087         981,687
                                           ----------       ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2000-414,673 shares; 1999-416,353 shares)    414,673         416,353
Retained earnings                          16,177,057      15,030,319
Accumulated other comprehensive income        818,846         829,230
                                           ----------      ----------
Total stockholders' equity                 17,410,576      16,275,902
                                           ----------      ----------
                                           24,825,156      23,700,930
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended   Nine Months Ended
                                          Sept 30,              Sept 30,
                                      2000       1999       2000       1999
Income
Lease rental income              1,023,747  1,024,580  3,267,038  3,159,657
Dividend and interest income        26,662     21,515     56,815     54,874
Gain on sale of securities, etc.        -     234,000         -     280,029
Gain on sale of real estate             -          -     299,757         -
                                 ---------  ---------  ---------  ---------
Total income                     1,050,409  1,280,095  3,623,610  3,494,560
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       206,103    219,703    596,332    658,703
Interest                           102,554    129,920    333,559    408,880
Salaries and wages                  58,434     52,627    173,108    158,181
Property, payroll
and misc. taxes                     17,323     12,614     49,773     44,001
Other expenses                      50,724     49,614    464,362    156,725
                                 ---------  ---------  ---------  ---------
Total expenses                     435,138    464,478  1,617,134  1,426,490
                                 ---------  ---------  ---------  ---------

Income before income taxes         615,271    815,617  2,006,476  2,068,070
Federal and State income taxes     227,650    302,594    742,396    767,254
                                 ---------  ---------  ---------  ---------
Net income                         387,621    513,023  1,264,080  1,300,816
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
on marketable securities arising
during the period                  197,764   (257,632)   (16,329)  (198,231)
Less income tax expense related
to unrealized holding gains        (71,986)    93,778      5,944     72,156
                                 ---------  ---------  ---------  ---------
Other comprehensive income,
net of tax                         125,778   (163,854)   (10,385)  (126,075)
                                 ---------  ---------  ---------  ---------
Comprehensive income               513,399    349,169  1,253,695  1,174,741
                                 =========  =========  =========  =========


Net income per share                 $0.93     $01.23      $3.05      $3.11
Weighted average shares
outstanding                        415,069    418,224    414,970    418,072
Cash dividend paid per share         $0.00      $0.00      $0.14      $0.12


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                           Nine Months Ended
                                                             September 30,
                                                          2000          1999
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           1,264,080     1,300,816
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          600,822       664,049
Deferred income taxes                                   67,344        63,849
Gain on sale of securities                                  -       (280,029)
Gain on sale of real estate                           (299,757)           -
Charitable contributions                               305,000)           -
Changes in assets and liabilities:
Prepaid expenses and deferred charges                    6,575         4,472
Accounts payable and accrued liabilities              (265,963)      (30,737)
Federal and State income taxes                         (95,403)       67,012
                                                      --------      --------
Net cash provided by operations                      1,582,698     1,789,432
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                 (2,170,094)       (1,624)
Purchase of securities                                  (8,794)            -
Proceeds from sale of securities                            -        289,589
Proceeds from sale of real estate                      199,921            -
Payments received on note receivable                     6,050            -
                                                      --------      --------

Net cash provided by (used in) investing activities (1,972,917)      287,965
                                                      --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                           1,150,000            -
Payments on credit line borrowings                    (850,000)   (1,800,000)
Principal payments on mortgage notes                   (10,482)      (87,579)
Dividends paid                                         (58,082)      (50,313)
Purchase of treasury stock                             (60,941)      (30,268)
                                                      --------      --------
Net cash provided by (used in) financing activities    170,495    (1,968,160)
                                                      --------      --------

Net increase (decrease) in cash                       (219,724)      109,237
Cash at beginning of period                            287,310       139,993
                                                      --------      --------
Cash at end of period                                   67,586       249,230
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       333,559       368,486
Income tax payments                                    770,455       636,393

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheets, statements of income and comprehensive income and statements of cash flows at September 30, 2000 and 1999 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

The Company has adopted effective January 1, 1998 the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of FAS No. 130 on the Company's interim financial statements is to present in the statement of income, unrealized gains on marketable securities net of income taxes.

Note Receivable

In July 2000, the Company sold real estate for $500,000 receiving $150,000 cash and a promissory note for $350,000. The note provides for interest at 10% and is secured by the real estate. Payments under the note are to be received as follows: $150,000 on June 30, 2001; $100,000 on June 30, 2002;
and $100,000 on June 30, 2003.

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

At the Company's annual meeting of stockholders held May 19, 2000, the Company declared a $0.14 per share dividend to be paid July 28, 2000 to stockholders of record June 30, 2000. The dividend amounted to $58,289.

Effective July 1, 2000, the Tenant of the Company's garden center located in Dallas, Texas exercised its option to purchase the property for $500,000. At closing the Company received $150,000 cash and the buyer's promissory note for the balance of $350,000. The note is secured by the property and matures June 30, 2003.

In September, 2000, the Company completed the purchase and leaseback of a restaurant in Aurora, Colorado at a cost of $2,350,000. Proceeds from the Dallas, Texas garden center were used in a qualified I.R.C. section 1031 exchange to purchase the restaurant. The additional funds required for the purchase were drawn on the Company's lines of credit.

Operating Results

Lease revenues for the nine months ended September 30, 2000, were $3,267,000, an increase of $107,000 or 3.4% as compared with lease revenues of $3,160,000 for the same period in 1999. The increase, relative to 1999, was attributed to the Company's convenience stores which increased $179,000 during the nine month period due to the addition of the Olathe, Kansas and Lee's Summit, Missouri stores in December 1999. Contingent rentals based on sales overages also increased by $29,000 during the first nine months of 2000 over the same period on 1999. The Company experienced declines in lease revenue in two areas during the nine months ended September 30, 2000 compared to 1999. First, lease revenues from two of the Company's three garden centers declined $43,000 due to releasing to a new tenant in October, 1999. In addition, the new tenant exercised its option to buy the Dallas, Texas garden center on July 1, 2000. Secondly, the Company sold its two GTE Telephone Service Centers in 2000 earning $52,000 less in lease revenues in the current period as compared to the first nine months of 1999.

For the nine months ended September 30, 2000, the Company recorded no gain from the sale of securities as compared to gains of $280,000 from the sale of securities during the same period in 1999.

The Company recorded gains of $300,000 during the first nine months of 2000 from the sale of its two GTE Telephone Service Centers. The gains were based on fair market values totaling $505,000 for the two buildings as determined by MAI appraisals. The properties were sold for $200,000 cash with the remaining fair market value of $305,000 gifted to the purchasers. See Management's Discussion and Analysis above.

Total expenses for the first nine months of 2000 were $1,617,000 compared to $1,426,000 for the same period in 1999. The increases were primarily due to donations of $305,000 recorded in connection with the sale of the Company's two GTE Telephone Service Centers noted above.

Depreciation and interest expense, two key figures, for the Company, declined $62,000 and $75,000 respectively, in the first nine months of 2000 from the same period in 1999. Although interest rates were higher during the first nine months of 2000 than the same period in 1999 (average rate of 8.72% for 2000 compared to 7.75% for 1999), the Company had an average of $1,931,000 less borrowed on its three credit lines and mortgage in the nine months ended September 30, 2000 than it did during the same period in 1999.

Other general and administrative expenses (excluding donations) led by compensation expense increased $23,000 or 6.5% in the first nine months of 2000 over the same period in 1999.

Net income for the nine months ended September 30, 2000 was $1,264,000 compared to $1,301,000 for the same period in 1999, a decrease of $37,000 or $0.06 per share.

Liquidity

As of September 30, 2000 the Company's main source of liquidity consisted of $67,000 in cash, marketable securities having a market value of approximately $1,990,000 and a $2,475,000 remaining loan balance available on three lines of credit with a local bank. In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $14,000,000. Management believes that its cash flow from operations and other potential sources of cash will be sufficient to finance current and projected operations.

PART II.	OTHER INFORMATION.

			No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __11/1/00__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __11/1/00__               By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, and Treasurer