Form 10-K/A
period 1999-12-31
NATIONAL PROPERTIES CORP
filed 2001-01-05
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                       ==========  ==========

See Notes to Financial Statements


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND C0MPREHENSIVE INCOME
For the years ended December 31, 1999, 1998 and 1997

STATEMENTS OF INCOME                              1999        1998        1997
REVENUES
  Lease rental income                        4,189,262   3,715,029   3,491,764
  Dividend income                               69,256      67,750      71,985
  Interest income                               13,627      21,441         703
  Gain on sale of securities                   280,051      79,798      24,336
                                            ----------  ----------  ----------
    Total revenues                           4,552,196   3,884,018   3,588,788
                                            ----------  ----------  ----------


EXPENSES
  Depreciation                                 879,267     863,115     807,989
  Interest                                     531,958     548,513     484,119
  Salaries and wages                           213,157     195,967     251,440
  Property, payroll and misc. taxes             56,532      60,706      60,958
  Other                                        205,147     196,002     196,605
                                            ----------  ----------  ----------
    Total expenses                           1,886,061   1,864,303   1,801,111
                                            ----------  ----------  ----------
    Income before income taxes               2,666,135   2,019,715   1,787,677

INCOME TAXES-Note 2                            987,710     748,602     644,595
                                            ----------  ----------  ----------
    Net income                               1,678,425   1,271,113   1,143,082
                                            ----------  ----------  ----------

Other comprehensive income:
  Unrealized holding gains on
   marketable securities arising during
   period                                       6,724    214,421      572,754
  Less reclassification adjustment for
   gains included in net income              (280,051)    (79,798)    (24,336)
  Less income taxes applicable to unrealized
   holding gains and losses                    99,491     (49,003)   (199,624)
                                            ----------  ----------  ----------
Other comprehensive income, net of tax       (173,836)     85,620      348,794
                                            ----------  ----------  ----------
    Comprehensive income                    1,504,589   1,356,733    1,491,876
                                            ==========  ==========  ==========

Net income per share                             4.02        3.00         2.62
Weighted average common shares outstanding    417,437     423,854      435,761

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

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 1999 and 1998, the Company determined that none of is long-lived assets had been impaired and therefore the Company did not adjust the carrying amounts of such assets.

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


NOTE 6 - REVENUE FROM MAJOR TENANTS

A Significant portion of the Company's lease revenues were derived from three major tenants during 1999 and 1997 and two major tenants during 1998. The following table shows the revenue and the percent of revenue to total lease revenue derived from each of these major tenants for the three years ended December 31, 1999:


                           1999               1998               1997
                           ----               ----               ----

Industry                Revenue   %        Revenue   %        Revenue    %

Convenience stores     2,059,567 49.2     2,005,143 54.0     1,737,621 49.8
Garden centers                -    -             -    -        471,775 13.5
Restaurants              452,658 10.8       420,088 11.3       403,437 11.5
Supermarket              473,610 11.3            -    -             -    -
                       --------- ----     --------- ----     --------- ----
                       2,985,835 71.3     2,425,231 65.3     2,612,833 74.8
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