Form 10-K/A
period 1999-12-31
NATIONAL PROPERTIES CORP
filed 2001-02-23
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K/A AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

In December 1999, the Company completed the purchase of two convenience store properties, one in Olathe, Kansas and one in Lee's Summit, Missouri. Proceeds from the above land sales as well as an exchange of three Des Moines, Iowa convenience store properties valued at $1,245,000 were used in a qualified IRC section 1031 exchange to purchase the two convenience store properties. The additional funds required for the purchase were drawn on the Company's line of credit.

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

Leases of real property to QuikTrip Corporation represent, in the aggregate, a significant portion of the Company's business in terms of revenues and real estate portfolio. The Company has done business with QuikTrip Corporation since 1980, during which time QuikTrip Corporation has made all of its lease payments to the Company on a timely basis. QuikTrip Corporation is a private company which operates convenience stores in seven southern and midwestern states. For its fiscal year
ending April 28, 2000,   QuikTrip Corporation reported assets of
$459,000,000, revenues of $2,347,000,000 and income before income taxes of $55,000,000.

Other Investments

The Company has a portion of its assets invested in marketable securities which had a market value of $1,997,094 as of December 31, 1999.

Employees

The Company currently employs 6 persons; 3 full-time employees and 3 part-time employees.

Item 2
Properties (Dec. 31, 1999)                       Land    Bldgs. &   Accumulated     Rental     Lease    Renewal
Mortgage    Int.
                                                 Cost    Improve.  Depreciation  Income 1999  Expires   Options
Balance    Rate
                                            ---------  ----------  ------------  -----------  -------  --------
----------  ------
A. RESTAURANT PROPERTIES
  Perkins 'Cake & Steak  Des Moines, Ia.      137,000     343,365       317,041       84,613     2001   1-5 Yr
-
  Perkins 'Cake & Steak  Des Moines, Ia.      140,000     341,602       314,274       91,864     2002   1-5 Yr
-
  Perkins 'Cake & Steak  Des Moines, Ia.      200,000     373,192       373,192       86,565     2002   1-5 Yr.
-
  Perkins 'Cake & Steak  Newton, Ia.          112,500     485,181       485,181       84,423     2004   1-5 Yr.
-
  Perkins 'Cake & Steak  Des Moines, Ia.      243,166     498,675       498,675      105,192     2005   1-5 Yr.
-
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     772,000       656,200      115,209     2005   3-5 Yr.
-
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000       551,286      133,413     2005   6-5 Yr.
-
                                            ---------  ----------  ------------  -----------
----------
    Total                                   1,090,666   3,552,015     3,195,849      701,279
                                            ---------  ----------  ------------  -----------
----------
B. SERVICE CENTERS
  U.S. West              Decorah,  Ia.         20,000     191,102       143,327       22,965     2004   1-5 Yr.
-
  U.S. West              Cedar Rapids, Ia.     37,000     397,394       281,115       84,000     2001   1-5 Yr.
-
  Continental Tel. Co.   Chariton, Ia.          8,364     541,755       429,792       70,641     2000      -  )
-
  Continental Tel. Co.   Fayette, Ia.           6,322     428,685       340,090       56,190     2000      -  )
10,482      9.984
  Goodyear Service Ctr.  Wichita, KS.         100,000     978,725       327,560      132,000     2004   4-5 Yr.
-
                                            ---------  ----------  ------------  -----------
----------
    Total                                     171,686   2,537,661     1,521,884      365,796
10,482
                                            ---------  ----------  ------------  -----------
----------

C. CONVENIENCE STORES
  QuikTrip               a Des Moines, Ia.    144,664     691,878       295,402      111,349     2010   2-5 Yr.
-
  QuikTrip & Off. Bldg.  Des Moines, Ia.      215,000     672,000       539,847      107,879     2004   1-5 Yr.
-
  QuikTrip               Olathe, KS.           23,120     248,798           691       18,097     2019   4-5 Yr.
-
  QuikTrip               Lee Summit, Mo.       36,460     408,221         1,134       11,125     2019   4-5 Yr.
-
  QuikTrip               Wichita, KS.          53,500     436,637       134,554       58,081     2009   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         99,558     765,000       224,936      102,858     2014   4-5 Yr.
-
  QuikTrip               Wichita, KS.          60,000     514,000       155,706       67,445     2010   4-5 Yr.
-
  QuikTrip               Tulsa, OK.           155,000   1,340,000       398,838      175,662     2010   4-5 Yr.
-
  QuikTrip               a Des Moines, Ia.     84,500     557,500       158,920       75,435     2010   4-5 Yr.
-
  QuikTrip               a Johnston, Ia.       48,502     476,160       112,755       73,574     2012   4-5 Yr.
-
  QuikTrip               a St. Louis, Mo.     152,000   1,575,433       376,113      231,780     2017   4-5 Yr.
-
  QuikTrip               a Des Moines, Ia.    183,095     900,000       179,784      113,683     2013   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         92,500     834,000       122,091       95,738     2009   4-5 Yr.
-
  QuikTrip               Norcross, Ga.         95,500     858,000       125,603       98,528     2009   4-5 Yr.
-
  QuikTrip               Clive, Ia.           325,605     393,814        45,868      124,570     2015   4-5 Yr
-
  QuikTrip               Alpharetta, Ga       148,585   1,324,000       137,921      149,474     2016   4-5 Yr
-
  QuikTrip               Gainesville, Ga.     122,927   1,227,923        90,388      157,500     2012   4-5 Yr.
-
  QuikTrip               Woodstock, Ga.       151,800   1,328,200        83,012      155,400     2013   4-5 Yr.
-
  QuikTrip (3 sold 12-1-99)                                                          131,389
-
  Kum & Go               Omaha, NE.            44,110     128,574       128,574       30,838     2003      -
-
                                            ---------  ----------  ------------  -----------
----------
    Total                                   2,236,426  14,680,138     3,312,137    2,090,405
-
                                            ---------  ----------  ------------  -----------
----------

D. SUPERMARKETS
  Nash Finch             Sioux Falls, SD.     211,888   2,632,970        70,327      473,610     2018  10-5 Yr.
                                            ---------  ----------  ------------  -----------
----------

E. OFFICE BUILDINGS
  American Payday Loans  Des Moines, Ia.       96,455     137,954       137,954       43,717     2004   1-7 Yr.
-
  Associates Financial
    Serv.                Des Moines, Ia.       61,692      55,812        44,510       15,600     2002
-
  Corporate Headquarters b Des Moines, Ia.     25,000     418,222       361,884       40,973     2001   1-2 Yr.
-
  GTech                  Des Moines, Ia.       16,000     174,953       141,274       43,718     2001   1-2 Yr.
-
                                            ---------  ----------  ------------  -----------
----------
    Total                                     199,147     786,941       685,622      144,008
-
                                            ---------  ----------  ------------  -----------
----------
F. GARDEN CENTERS
  Mike's Garden Center   a Dallas, TX.        125,000     586,825       586,825       69,444     2009
-
  Tip-Top Nursery        a Glendale, AZ.       66,144     433,057       175,869       90,000     2003   1-5 Yr.
-
  Mike's Garden Center   a Arlington, TX.     200,000   1,700,000       362,083      179,910     2009
-
                                            ---------  ----------  ------------  -----------
----------
    Total                                     391,144   2,719,882     1,124,777      339,354
-
                                            ---------  ----------  ------------  -----------
----------
G. OTHER PROPERTIES                            66,408     103,752       103,752       74,810
-
                                            ---------  ----------  ------------  -----------
----------
    Totals                                  4,367,365  27,013,359    10,014,348    4,189,262
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

Leases of real property to QuikTrip Corporation represent, in the aggregate, a significant portion of the Company's business in terms of revenues and real estate portfolio. Each lease pertains to an individual convenience store. Rent payments to be made by QuikTrip Corporation under the leases are payable irrespective of the performance of the convenience store location under lease, except that a few of the leases provide for additional rent based on a percentage of merchandise sales at that location in excess of a fixed amount. The terms of the leases are triple-net. The leases have expiration dates and renewal options as shown in the table included as part of Item 2. QuikTrip Corporation has a history of renewing leases upon expiration. QuikTrip Corporation is a private company which operates convenience stores in seven southern and midwestern states. For its fiscal year ending April 28, 2000, QuikTrip Corporation reported assets of $459,000,000, revenues of $2,347,000,000 and income before income taxes of $55,000,000. The percentage of the Company's business conducted with QuikTrip Corporation has materially increased in recent years. Management considers this increased concentration of the Company's business with QuikTrip Corporation to be a favorable development and does not believe it represents an unacceptable risk. Management considers QuikTrip Corporation to be a highly desirable commercial tenant. During the course of the Company's dealings with QuikTrip Corporation over more than 20 years, QuikTrip Corporation has made all of its lease payments to the Company on a timely basis. Management has concluded, following its review of the current audited financial statements of the QuikTrip Corporation, that the financial position, operating results and cash flows of QuikTrip Corporation continue to justify confidence in its ability to meet all of its obligations under its leases with the Company.

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

/S/ NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.

February 9, 2000
West Des Moines, Iowa

1501 - 42nd Street, Suite 130, West Des Moines, IA 50266-3500, Phone
(515) 223-0221    Fax: (515) 223-1030


NATIONAL PROPERTIES CORPORATION BALANCE SHEETS

                                                               December 31,
                                                             1999
1998
ASSETS

CURRENT ASSETS
  Cash                                                    287,310
139,993
  Other                                                    16,127
16,864
                                                       ----------  --------
--
    Total current assets                                  303,437
156,857
                                                       ----------  --------
--

PROPERTY AND EQUIPMENT, AT COST - Notes 1 and 4
  Land                                                  4,367,365
4,586,750
  Buildings and improvements                           27,013,359
27,006,700
  Furniture and equipment                                  98,712
97,088
                                                       ----------  --------
--
                                                       31,479,436
31,690,538
  Less-accumulated depreciation                        10,092,823
9,857,750
                                                       ----------  --------
--
    Property and equipment-net                         21,386,613
21,832,788
                                                       ----------  --------
--

OTHER ASSETS
  Marketable securities, at market value-Note 3         1,997,094
2,279,982
  Deferred charges and other assets                        13,786
20,914
                                                       ----------  --------
--
    Total other assets                                  2,010,880
2,300,896
                                                       ----------  --------
--
                                                       23,700,930
24,290,541
                                                       ==========
==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          4,792
10,442
  Notes payable - Note 4                                1,900,000
2,400,000
  Accrued liabilities                                     401,496
282,749
  Current maturities of long-term debt                     10,482
418,254
  Federal and state income taxes                          101,571
59,343
                                                       ----------  --------
--
    Total current liabilities                           2,418,341
3,170,788
                                                       ----------  --------
--
LONG-TERM DEBT - Notes 4 & 5                            4,025,000
5,220,877
                                                       ----------  --------
--
DEFERRED INCOME TAXES                                     981,687
995,882
                                                       ----------  --------
--
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued - (1999-416,353 shares; 1998-418,616 shares)   416,353
418,616
  Retained earnings                                    15,030,319
13,481,312
  Accumulated other Comprehensive income                  829,230
1,003,066
                                                       ----------  --------
--
    Total stockholders' equity                         16,275,902
14,902,994
                                                       ----------  --------
--
                                                       23,700,930
24,290,541
                                                       ==========
==========

See Notes to Financial Statements


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND C0MPREHENSIVE INCOME
For the years ended December 31, 1999, 1998 and 1997

STATEMENTS OF INCOME                              1999        1998
1997
REVENUES
  Lease rental income                        4,189,262   3,715,029
3,491,764
  Dividend income                               69,256      67,750
71,985
  Interest income                               13,627      21,441
703
  Gain on sale of securities                   280,051      79,798
24,336
                                            ----------  ----------  -------
---
    Total revenues                           4,552,196   3,884,018
3,588,788
                                            ----------  ----------  -------
---


EXPENSES
  Depreciation                                 879,267     863,115
807,989
  Interest                                     531,958     548,513
484,119
  Salaries and wages                           213,157     195,967
251,440
  Property, payroll and misc. taxes             56,532      60,706
60,958
  Other                                        205,147     196,002
196,605
                                            ----------  ----------  -------
---
    Total expenses                           1,886,061   1,864,303
1,801,111
                                            ----------  ----------  -------
---
    Income before income taxes               2,666,135   2,019,715
1,787,677

INCOME TAXES-Note 2                            987,710     748,602
644,595
                                            ----------  ----------  -------
---
    Net income                               1,678,425   1,271,113
1,143,082
                                            ----------  ----------  -------
---

Other comprehensive income:
  Unrealized holding gains on
   marketable securities arising during
   period                                       6,724    214,421
572,754
  Less reclassification adjustment for
   gains included in net income              (280,051)    (79,798)
(24,336)
  Less income taxes applicable to unrealized
   holding gains and losses                    99,491     (49,003)
(199,624)
                                            ----------  ----------  -------
---
Other comprehensive income, net of tax       (173,836)     85,620
348,794
                                            ----------  ----------  -------
---
    Comprehensive income                    1,504,589   1,356,733
1,491,876
                                            ==========  ==========
==========

Net income per share                             4.02        3.00
2.62
Weighted average common shares outstanding    417,437     423,854
435,761

See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the three years ended December 31, 1999, 1998 and 1997

STATEMENTS OF STOCKHOLDER'S EQUITY

Accumulated
                                                                     Other
                                                Common  Retained
Comprehensive
                                                Stock   Earnings     Income
                                            ----------  ----------  -------
---
  Balances December 31, 1996                   449,245  11,881,556
568,652
    Net income - 1997                                -   1,143,082
-
    Purchase and retirement of common stock    (17,789)   (407,397)
-
    Cash dividend - 10 cents per share               -     (43,947)
-
    Change in comprehensive income                   -          -
348,794
                                            ----------  ----------  -------
---
  Balances December 31, 1997                   431,456  12,573,294
917,446
    Net income - 1998                               -    1,271,113
-
    Purchase and retirement of common stock    (12,840)   (363,095)
-
    Change in comprehensive income                   -           -
85,620
                                            ----------  ----------  -------
---
  Balances December 31, 1998                   418,616  13,481,312
1,003,066
    Net income - 1999                               -    1,678,425
-
    Purchase and retirement of common stock     (2,263)    (79,105)
-
    Cash dividend - 12 cents per share                     (50,313)
-
    Change in comprehensive income                   -         -
(173,836)
                                            ----------  ----------  -------
---
  Balances December 31, 1999                   416,353  15,030,319
829,230
                                            ==========  ==========
==========


See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997

                                                   Increase(Decrease) in
Cash
                                                  1999        1998
1997
                                            ----------  ----------  -------
---
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                 1,678,425   1,271,113
1,143,082
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization              886,395     870,243
815,116
    Deferred income taxes                       85,296      81,146
73,471
    Gain on sale of securities                (280,051)    (79,798)
(24,336)
    Changes in assets and liabilities:
      Accounts receivable                           -       12,451
3,125
      Prepaid expenses and deferred charges        737      (2,600)
13
      Accounts payable and accrued expenses    113,097       2,095
20,745
      Federal and state income taxes            42,228      32,045
271,765
                                            ----------  ----------  -------
---
  Net cash provided by operations            2,526,127   2,186,695
2,302,981
                                            ----------  ----------  -------
---

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment         (433,091)
(4,200,973)(1,200,486)
  Payments received on mortgage notes               -           -
718
  Purchase of securities                            -      (29,035)
(37,368)
  Proceeds sale of securities                  289,611     111,758
43,563
                                            ----------  ----------  -------
---
  Net cash used in
   investing activities	                      (143,480)
(4,118,250)(1,193,573)
                                            ----------  ----------  -------
---

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on credit lines                   550,000   4,280,000
3,000,000
  Repayments of credit line borrowings      (2,525,000)
(1,805,000)(3,584,585)
  Principal payments on mortgage Notes        (128,649)   (107,062)
(96,929)
  Dividends paid                               (50,313)          -
(43,947)
  Purchase of treasury stock                   (81,368)   (375,935)
(425,186)
                                            ----------  ----------  -------
---
  Net cash provided by (used) in
   financing activities                     (2,235,330)  1,992,003
(1,150,647)
                                            ----------  ----------  -------
---
Net increase (decrease) in cash                147,317      60,448
(41,239)
Cash at beginning of year                      139,993      79,545
120,784
                                            ----------  ----------  -------
---
Cash at the end of year                        287,310     139,993
79,545
                                            ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                           533,117     547,354
523,320
    Income tax payments                        860,186     635,411
372,830

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real restate:
  Basis of property received                   716,599   2,844,858
1,350,850
  Less cash paid                               431,467   2,687,105
1,238,957
                                            ----------  ----------   ------
---
  Basis of property given up                   285,132     157,753
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

     Year ended December 31,                        Amount
            2000                                   4,154,640
            2001                                   4,033,093
            2002                                   3,818,443
            2003                                   3,664,563
            2004                                   3,505,075
            Subsequent years                      28,404,274
                                                  ----------
            Aggregate future minimum rentals      47,580,088
                                                  ==========



NOTE 2 - INCOME TAXES

Income tax expense for the years ended December 31, 1999, 1998 and 1997 is comprised of the following:

                                                1999        1998
1997
                                            ----------  ----------  -------
---
Current
  Federal                                     764,749     553,572
498,071
  States                                      137,665     113,884
73,053
                                            ----------  ----------  -------
---
    Total current                             902,414     667,456
571,124
Deferred                                       85,296      81,146
73,471
                                            ----------  ----------  -------
---
                                              987,710     748,602
644,595
                                            ==========  ==========
==========

A reconciliation of the statutory federal income tax rate of 34 percent in 1999, 1998 and 1997 to the effective tax rate is as follows:

                                                 1999        1998
1997
                                            ----------  ----------  -------
---

Statutory federal income tax rate                34.0%       34.0%
34.0%
State taxes, net of federal tax benefit           3.6         4.0
3.1
Tax savings on dividends                         (0.6)       (0.9)
(1.0)
                                            ----------  ----------  -------
---
  Total tax provision                            37.0        37.1
36.1
                                            ==========  ==========
==========

Temporary differences which give rise to deferred tax liabilities in 1999 and 1998 are as follows:

                                                  1999       1998
                                            ----------  ---------
Excess of tax over book depreciation           507,096    421,800
Unrealized gain on marketable securities       474,591    574,082
                                            ----------  ---------
  Total tax provision                          981,687    995,882
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


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                December
31,
                                            Rate              1999
1998
                                         ----------     ----------  -------
---
Real estate mortgage notes
  Due 2000                                9.984%            10,482
139,131

Norwest Bank Iowa, N.A.
  Due 2006 - See Note 4                    8.25%         3,125,000
3,700,000

Norwest Bank Iowa, N.A.
  Due 2004 - See Note 4                    8.25%           900,000
1,800,000
                                                        ----------  -------
---
                                                         4,035,482
5,639,131

Less-Current principal maturities                           10,482
418,254
                                                        ----------  -------
---
                                                         4,025,000
5,220,877
                                                        ==========
==========


Annual principal maturities over the next five years are as follows:
                         2000        2001        2002        2003
2004
                       -------     -------     -------     -------     ----
---
Mortgage Note           10,482          -           -           -
-
Norwest Bank                -      125,000     600,000     600,000
600,000
Norwest Bank                -           -      300,000     300,000
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
                       ========= ====     ========= ====     ========= ====




NOTE 7 - QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                  Quarter
                              First        Second         Third
Fourth
                         ----------    ----------    ----------    --------
--

1999
  Revenues                1,192,543     1,021,922     1,280,095
1,057,636
  Net Income                448,062       339,732       513,023
377,608
  Per share                   $1.07      81 cents         $1.23      91
cents


1998
  Revenues                1,032,111       942,310       939,312
970,285
  Net Income                347,158       282,492       331,797
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

computed
QuikTrip Stores
  St. Louis, MO      1,381,946     1,454,000         121,433
1,575,433      376,113         02/28/92   31 1/2
  Econofoods,
    Sioux Falls, SD                2,632,970             -0-
2,632,970       70,327         12/01/98    39

Garden Center
   Metro Garden Center
    Arlington, TX    1,520,000     1,700,000             -0-
1,700,000      362,083          04/01/93   31 1/2

Other Properties     1,133,536    20,233,320         871,636
21,104,956    9,205,825         1976/1999  15/39
                    ----------   -----------      ----------     -------
---   ----------
    Totals          $4,035,482   $26,020,290      $  993,069
$27,013,359  $10,014,348
                    ==========   ===========      ==========
===========   ==========

<captions>

NOTE TO SCHEDULE III
                                                 Real  Estate
                                     1999            1998            1997
Balance, Beginning of period     $27,006,700     $23,045,531
$21,896,495
  additions                          657,019       3,961,169
1,227,923
                                 -----------     -----------     ----------
-
                                  27,663,719      27,006,700
23,124,418
  Reductions                         650,360             -0-
78,887
                                 -----------     -----------     ----------
-
Balance, End of period           $27,013,359     $27,006,700
$23,045,531
                                 ===========     ===========
===========


                                               Accumulated Depreciation
                                                 Real  Estate
                                     1999            1998            1997
Balance, Beginning of period     $ 9,787,130     $ 8,935,995     $
8,202,683
  additions                          871,411         851,135
805,296
                                 -----------     -----------     ----------
-
                                  10,658,541       9,787,130
9,007,979
  Reductions                         644,193             -0-
71,984
                                 -----------     -----------     ----------
-
Balance, End of period           $10,014,348     $ 9,787,130     $
8,935,995
                                 ===========     ===========
===========


SIGNATURE


Pursuant to the requirements of Rule 12B-15 of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __2/23/01__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer