Form 10-K
period 2000-12-31
NATIONAL PROPERTIES CORP
filed 2001-03-22
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000

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

$6,719,296 as of March 1, 2001

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $1.00 - March 1, 2001 - 414,173 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2001 annual meeting of Stockholders See Part III

PART I

Item 1.	Business

(a)	General Development of Business.  The Registrant, (also referred to as the "Company") organized under the Iowa Business Corporation Act, is engaged principally in the development of commercial real estate for lease to tenants under net lease arrangements. The Registrant also derives revenues from its portfolio of investment securities.

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

Effective July 1, 2000, Mike's Garden Center, the tenant of the Company's garden center located in Dallas, Texas, exercised its option to purchase the property for $500,000. At closing the Company received $150,000 cash and the buyer's promissory note for the balance of $350,000. The note is secured by the property and matures June 30, 2003.

In September, 2000, the Company completed the purchase and leaseback of a restaurant property in Aurora, Colorado at a cost of $2,350,000. Proceeds from the Dallas, Texas garden center were used in a qualified I.R.C. section 1031 exchange to purchase the restaurant property. The additional funds required for the purchase were drawn on the Company's lines of credit.

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

All of the investment properties now owned by the Company are located in Arizona, Colorado, Georgia, Iowa, Kansas, Missouri, Nebraska, Oklahoma, South Dakota, and Texas. The Company has placed no limitations, however, on the locations in which it is willing to develop properties in the future.

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

At December 31, 2000, the Company owned 38 leased properties having an aggregate cost of $31,625,397. The rental income for 2000 on these leased properties amounted to $4,352,963. Seven of the properties are leased to three restaurant operators and account for 17.9% of rental income; four telephone service center buildings and one Goodyear Tire Service Center building account for 6.5% of rental income; eighteen QuikTrip and one Kum & Go Convenience store properties account for 53.2% of rental income; three nurseries (garden centers) account for 6.5%; four office buildings and a supermarket building account for 14.4%; and other properties held for future development account for 1.5% of rental income.

As of December, 2000, the tenants of all 38 leased properties were in compliance with the terms of their respective leases.

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

Other Investments

The Company has a portion of its assets invested in marketable securities which had a market value of $2,016,664 as of December 31, 2000.

Employees

The Company currently employs 6 persons; 3 full-time employees and 3 part-time employees.

Item 2
Properties (Dec. 31, 2000)                       Land    Bldgs. &
Accumulated     Rental     Lease    Renewal    Mortgage    Int.
                                                 Cost    Improve.
Depreciation  Income 2000  Expires   Options     Balance    Rate
                                            ---------  ----------  -----------
-  -----------  -------  --------  ----------  ------
A. RESTAURANT PROPERTIES
  Zio's Restaurant       Aurora, Co.          197,000   1,744,624
11,184       64,625     2015   2-5 Yr            -
  Perkins 'Cake & Steak  Des Moines, Ia.      137,000     343,365
330,775       90,979     2001   1-5 Yr            -
  Perkins 'Cake & Steak  Des Moines, Ia.      140,000     341,602
327,938      100,077     2002   1-5 Yr            -
  Perkins 'Cake & Steak  Des Moines, Ia.      200,000     373,192
373,192       94,618     2002   1-5 Yr.           -
  Perkins 'Cake & Steak  Newton, Ia.          112,500     485,181
485,181       72,000     2004   1-5 Yr.           -
  Perkins 'Cake & Steak  Des Moines, Ia.      243,166     498,675
498,675      105,192     2005   1-5 Yr.           -
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     772,000
694,800      114,778     2005   3-5 Yr.           -
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000
589,663      137,397     2005   6-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                   1,287,666   5,296,639
3,311,408      779,666
                                            ---------  ----------  -----------
-  -----------                     ----------
B. SERVICE CENTERS
  U.S. West              Decorah,  Ia.         20,000     191,102
149,059       22,966     2004                     -
  U.S. West              Cedar Rapids, Ia.     37,000     397,394
295,096       84,000     2001   1-5 Yr.           -
  GTE Bldg. sold 3/31/00 Char/Fay, Ia.              -           -
-       42,277                              -
  Goodyear Service Ctr.  Wichita, KS.         100,000     978,725
358,624      132,000     2004   4-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                     57,000    1,567,221
802,779      281,243
                                            ---------  ----------  -----------
-  -----------                     ----------

C. CONVENIENCE STORES
  QuikTrip               a Des Moines, Ia.    144,664     691,878
313,252      112,306     2010   2-5 Yr.           -
  QuikTrip & Off. Bldg.  Des Moines, Ia.      215,000     672,000
566,720      106,889     2004   1-5 Yr.           -
  QuikTrip               Olathe, KS.           23,120     248,798
8,984      217,164     2019   4-5 Yr.           -
  QuikTrip               Lee Summit, Mo.       36,460     408,221
14,741      133,500     2019   4-5 Yr.           -
  QuikTrip               Wichita, KS.          53,500     436,637
148,251       58,081     2009   4-5 Yr.           -
  QuikTrip               Norcross, Ga.         99,558     765,000
248,607      102,858     2014   4-5 Yr.           -
  QuikTrip               Wichita, KS.          60,000     514,000
172,026       67,445     2010   4-5 Yr.           -
  QuikTrip               Tulsa, OK.           155,000   1,340,000
441,383      175,662     2010   4-5 Yr.           -
  QuikTrip               a Des Moines, Ia.     84,500     557,500
176,616       75,435     2010   4-5 Yr.           -
  QuikTrip               a Johnston, Ia.       48,502     476,160
127,868       73,574     2012   4-5 Yr.           -
  QuikTrip               a St. Louis, Mo.     152,000   1,575,433
425,386      231,780     2017   4-5 Yr.           -
  QuikTrip               a Des Moines, Ia.    183,095     900,000
208,359      113,683     2013   4-5 Yr.           -
  QuikTrip               Norcross, Ga.         92,500     834,000
143,476       97,283     2009   4-5 Yr.           -
  QuikTrip               Norcross, Ga.         95,500     858,000
147,601      100,117     2009   4-5 Yr.           -
  QuikTrip               Clive, Ia.           325,605     393,814
55,965      127,722     2015   4-5 Yr            -
  QuikTrip               Alpharetta, Ga       148,585   1,324,000
182,054      149,472     2016   4-5 Yr            -
  QuikTrip               Gainesville, Ga.     122,927   1,227,923
131,320      157,500     2012   4-5 Yr.           -
  QuikTrip               Woodstock, Ga.       151,800   1,328,200
127,286      155,400     2013   4-5 Yr.           -
  QuikTrip (3 sold 12-1-99)
29,790                              -
  Kum & Go               Omaha, NE.            44,110     128,574
128,574       30,838     2003                     -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                   2,236,426  14,680,138
3,768,469    2,316,449
                                            ---------  ----------  -----------
-  -----------                     ----------

D. SUPERMARKETS
  Nash Finch             Sioux Falls, SD.     211,888   2,632,970
137,836      473,610     2018  10-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------

E. OFFICE BUILDINGS
  American Payday Loans  Des Moines, Ia.       96,455     137,954
137,954       51,017     2004   1-7 Yr.           -
  Associates Financial
    Serv.                Des Moines, Ia.       61,692      55,812
46,184       16,650     2002                     -
  Corporate Headquarters b Des Moines, Ia.     25,000     418,222
374,612       41,150     2001   1-2 Yr.           -
  GTech                  Des Moines, Ia.       16,000     174,953
146,523       45,022     2001   1-2 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                     199,147     786,941
705,273      153,839
                                            ---------  ----------  -----------
-  -----------                     ----------
F. GARDEN CENTERS
  Mike's Garden Center   a Dallas, TX.       Exchanged 3/22/2000
-       24,325                              -
  Tip-Top Nursery        a Glendale, AZ.       66,144     433,057
189,619       90,000     2003   1-5 Yr.           -
  Mike's Garden Center   a Arlington, TX.     200,000   1,700,000
416,041      168,911     2009                     -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                     266,144   2,133,057
605,660      283,236
                                            ---------  ----------  -----------
-  -----------                     ----------
G. OTHER PROPERTIES                            66,408     103,752
103,752       64,920
                                            ---------  ----------  -----------
-  -----------                     ----------
    Totals                                  4,424,679  27,200,718
9,435,177    4,352,963
                                            =========  ==========
============  ===========                     ==========

a Mortgaged to Lender - See Note 5 of Notes to Financial Statements. b 50% Used by Registrant; 50% Leased


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

(3)	Real Estate, 845 Sixth Avenue, Des Moines, Iowa

This 6,000 square foot concrete block building situated on a lot of the same size was purchased in 1974. This building is rented for $1,500 per month, and the lease expires April 30, 2001.

Item 3.	Legal Proceedings.

The Company is not engaged in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

NOT APPLICABLE

PART II

Item 5.	Market for the Company's Common Stock and Related Security Holder
Matters

The Common Stock of the Company (symbol NAPE) is traded on the over-the-counter bulletin board; a product of the National Association of Security Dealers, Inc., sponsored by market makers. Quotations are inter-dealer prices, without retail mark-up, or mark-down, or commission and may not necessarily represent actual transactions. The prices shown below are by calendar quarters for 2000 and 1999. N/A indicates prices were not available.

                       Bid                 Asked
2000              High     Low         High     Low
1st  Quarter      36-1/4   36-1/4      N/A      N/A
2nd  Quarter      36-1/4   36-1/4      N/A      N/A
3rd  Quarter      36-1/4   36-1/4      N/A      N/A
4th  Quarter      37-1/4   36-1/4      N/A      N/A

                       Bid                 Asked
1999	            High     Low         High     Low
1st  Quarter      33-3/4   31-1/4      N/A      N/A
2nd  Quarter      35       33-3/4      N/A      N/A
3rd  Quarter      36       36          N/A      N/A
4th  Quarter      36-1/4   36          N/A      N/A


There was a cash dividend of fourteen cents a share paid in 2000. Future dividend declarations will be dependent upon the earnings of the Company, its financial condition, its capital requirements and general business conditions.

There were approximately 650 stockholders of record as of March 1, 2001.

Item 6. Selected Financial Data. (In thousands except for per share amounts)

                                     Year ended December 31,
                             2000      1999      1998      1997      1996
Year ended December 31,
  Lease rental income       4,353     4,189     3,715     3,492     3,262
  Interest and
    dividend income            79        83        89        73        80
  Gain on sale of
    securities                 10       280        80        24        59
  Gain on sale of
    property                  300         -         -         -         -
  Net income                1,679     1,678     1,271     1,143     1,039

At December 31,
  Total assets             24,680    23,701    24,291    20,778    20,115
  Long-term debt            2,600     4,025     5,221     5,264     6,031
  Book value-properties &
    equipment              22,206    21,387    21,833    18,495    18,102
  Net Unrealized Gain
    Marketable Securities     839       829     1,003       917       569
  Stockholders' equity     17,835    16,276    14,903    13,922    12,899

Per Common Share
Net income*                  4.05      4.02      3.00      2.62      2.30
Cash dividends               0.14      0.12      0.00      0.10      0.10
Book value                  43.04     39.09     35.60     32,27     28.71


*Based on weighted average shares outstanding


Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

Liquidity and Capital Resources

At December 31, 2000, the Company's primary sources of liquidity were $95,000 in cash; marketable securities with a market value of approximately $2,017,000; and a $2,200,000 remaining loan balance available on three lines of credit with a local bank. (See Note 5 of the Notes to Financial Statements). In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $20,000,000. Management believes that its cash flow from operations and other potential sources of cash will be sufficient to finance current and projected operations.

Each year for many years the Company has reacquired a limited amount of its common stock. During the three years ended December 31, 2000, 17,083 shares were repurchased in the open market and negotiated transactions. The total cost of the reacquired shares amounted to $529,119; an average per share cost of $30.97.

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

Results of Operations
2000 Compared to 1999

Net income in 2000 totaled $1,679,000 or $4.05 per share compared with $1,678,000, or $4.02 per share in 1999.

Lease revenues in 2000 was $4,353,000 up $164,000 or 3.9% over 1999.  The increase in lease revenues, relative to 1999, was attributable to: (1) the Company's convenience store properties which increased a net $214,000 with the addition in 1999 of the Olathe, Kansas and Lee's Summit, Missouri store properties; (2) the acquisition of a restaurant property in September 2000 which added $65,000 to lease revenues and (3) a decline in lease revenues of $144,000 due to the sale of two telephone service centers and a garden center in 2000 and the sale of the Newton, Iowa land in 1999. Contingent rentals based on overages increased $29,000 in 2000 over 1999.

In 2000, the Company recorded gains on the sale of marketable securities of $10,000 as compared to $280,000 for 1999.

The Company also recorded gains of $300,000 in 2000 from the sale of its two GTE Telephone Service Centers. The gains were based on fair market values totaling $505,000 for the two buildings as determined by MAI appraisals. The properties were sold for $200,000 cash with remaining fair market value of $305,000 gifted on an income tax deductible basis to the organizations that purchased the properties.

The increase in total expenses for 2000 as compared to 1999 was primarily due to the charitable donation of $305,000 recorded in connection with the sale of the two GTE Telephone Service Centers noted above. Total expenses excluding donations, declined by $120,000 in 2000 from their 1999 level.

Depreciation and interest expense, two key figures for the Company declined by $84,000 and $65,000, respectively in 2000 from their 1999 level. The amounts of depreciation expense from new property acquisition in 1999 and 2000 were more than offset by the loss of depreciation on other properties that were sold or exchanged during this period or that reached the end of their economic lives for depreciation purposes during the current year.

Interest expense declined from $532,000 for 1999 to $467,000 for 2000 as the Company continued to pay down its borrowings on its three bank credit lines. The average outstanding debt in 2000 was $5,249,000 compared to $6,790,000 in 1999. Partially offsetting the lower average debt was higher interest rates in 2000. The average interest rate paid by the Company in 2000 was 8.75% compared to 7.71% in 1999.

Compensation costs increased $24,000 in 2000 due to cost of living adjustments paid to the Company's officers and employees.

Other general and administrative expenses (excluding donations) as a percentage remained flat at 4.7% in 2000 and 1999.

The effective income tax rate was 37.0% in 2000 and 1999.

Results of Operations
1999 Compared to 1998

The Company recorded net income in 1999 of $1,678,000, or $4.02 per share compared with last year's income of $1,271,000 or $3.00 per share.

Lease revenues for the year ended December 31, 1999 were $4,189,000 up $474,000 or 12.8% over 1998. The addition of two convenience store properties in 1999 and a supermarket property and convenience store property in 1998 accounted for $472,000 of the increase in lease revenue for 1999. Contingent rentals based on sales overages increased $39,000 in 1999 over 1998. The Company's three garden centers produced $49,000 less rental income in 1999 than they did in 1998 resulting from entering into less favorable leasing arrangements with new tenants since April, 1998.

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

Item 8.   Financial Statements and Supplementary Data.

  Financial statements filed herewith:

    Balance Sheets as of December 31, 2000 and December 31, 1999.

    Statements of Income and Comprehensive Income for the years ended
      December 31, 2000, December 31, 1999 and December 31, 1998.

    Statements of Stockholders' Equity for the years ended
     December 31, 2000, December 31, 1999 and December 31, 1998

    Statements of Cash Flows for the years ended
     December 31, 2000, December 31, 1999 and December 31, 1998

    Notes to Financial Statements.

    Accountant's Report.


Item 9.   Disagreements on Accounting and Financial Disclosures.

                                   NONE


PART III

In answer to Items 10, 11, 12 and 13 of Part III, the Company incorporates by reference the required information which is contained in its definitive Proxy Statement. The Proxy Statement is for the 2001 annual meeting of stockholders and will be filed with the Commission not later than 120 days after December 31, 2000.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a)  List the following documents filed as part of this report.
          1.   All financial statements.
                 See Item 8 of Part II.
          2.   Financial statement schedules.
                 Schedule III as of December 31, 2000.
                 Note to schedule III as of December 31, 2000, 1999 and 1998. All other Schedules are omitted because they are inapplicable or not required.
     (b)  No report on Form 8-K was filed during the last quarter of 2000.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __3/16/01__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __3/16/01__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


DIRECTORS OF THE COMPANY

Date  __3/16/01__          By _____/S/__William_D._Buzard________
                               William D. Buzard

Date  __3/16/01__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __3/16/01__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __3/16/01__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson


NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
Certified Public Accountants

Board of Directors and Stockholders
National Properties Corporation


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of National Properties Corporation as of December 31, 2000 and 1999 and the related statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

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

February 8, 2001
West Des Moines, Iowa

1501 - 42nd Street, Suite 130, West Des Moines, IA 50266-3500, Phone (515)
223-0221    Fax: (515) 223-1030


NATIONAL PROPERTIES CORPORATION BALANCE SHEETS
                                                               December 31,
                                                             2000        1999
ASSETS

CURRENT ASSETS
  Cash                                                     95,212     287,310
  Mortgage receivable - current portion                   137,747          -
  Other                                                    23,834      16,127
                                                       ----------  ----------
    Total current assets                                  256,793     313,437
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, AT COST - Notes 2 and 5
  Land                                                  4,424,679   4,367,365
  Buildings and improvements                           27,200,718  27,013,359
  Furniture and equipment                                 102,184      98,712
                                                       ----------  ----------
                                                       31,727,581  31,479,436
  Less-accumulated depreciation                         9,521,149  10,092,823
                                                       ----------  ----------
    Property and equipment-net                         22,206,432  21,386,613
                                                       ----------  ----------

OTHER ASSETS
  Marketable securities, at market value-Note 4         2,016,664   1,997,094
  Mortgage receivable - long term portion Note 1          200,000          -
  Deferred charges and other assets                             -      13,786
                                                       ----------  ----------
    Total other assets                                  2,216,664   2,010,880
                                                       ----------  ----------
                                                       24,679,889  23,700,930
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          2,946       4,792
  Notes payable - Note 5                                3,000,000   1,900,000
  Accrued liabilities                                     151,464     401,496
  Current maturities of long-term debt                          -      10,482
  Federal and state income taxes                           33,976     101,571
                                                       ----------  ----------
    Total current liabilities                           3,188,386   2,418,341
                                                       ----------  ----------
LONG-TERM DEBT - Notes 5 & 6                            2,600,000   4,025,000
                                                       ----------  ----------
DEFERRED INCOME TAXES                                   1,056,274     981,687
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued - (2000-414,373 shares; 1999-416,353 shares)   414,373     416,353
  Retained earnings                                    16,581,528  15,030,319
  Accumulated other comprehensive income                  839,328     829,230
                                                       ----------  ----------
    Total stockholders' equity                         17,835,229  16,275,902
                                                       ----------  ----------
                                                       24,679,889  23,700,930
                                                       ==========  ==========

See Notes to Financial Statements


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND C0MPREHENSIVE INCOME
For the years ended December 31, 2000, 1999 and 1998

STATEMENTS OF INCOME                              2000        1999        1998
REVENUES
  Lease rental income                        4,352,963   4,189,262   3,715,029
  Dividend and interest income                  79,061      82,883      89,191
  Gain on sale of securities                     9,931     280,051      79,798
  Gain on sale of property                     299,758           -           -
                                            ----------  ----------  ----------
    Total revenues                           4,741,713   4,552,196   3,884,018
                                            ----------  ----------  ----------


EXPENSES
  Depreciation                                 795,114     879,267     863,115
  Interest                                     466,737     531,958     548,513
  Salaries and wages                           234,227     213,157     195,967
  Property, payroll and misc. taxes             68,995      56,532      60,706
  Other                                        506,462     205,147     196,002
                                            ----------  ----------  ----------
    Total expenses                           2,071,535   1,886,061   1,864,303
                                            ----------  ----------  ----------
    Income before income taxes               2,670,178   2,666,135   2,019,715

INCOME TAXES-Note 3                            991,051     987,710     748,602
                                            ----------  ----------  ----------
    Net income                               1,679,127   1,678,425   1,271,113
                                            ----------  ----------  ----------

Other comprehensive income:
  Unrealized holding gains on
   marketable securities arising during
   period                                      25,808       6,724      214,421
  Less reclassification adjustment for
   gains included in net income                (9,931)   (280,051)
(79,798)
  Less income taxes applicable to unrealized
   holding gains and losses                    (5,779)     99,491
(49,003)
                                            ----------  ----------  ----------
Other comprehensive income, net of tax         10,098    (173,836)      85,620
                                            ----------  ----------  ----------
    Comprehensive income                    1,689,225   1,504,589    1,356,733
                                            ==========  ==========  ==========

Net income per share                             4.05        4.02         3.00
Weighted average common shares outstanding    414,743     417,437      423,854

See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the three years ended December 31, 2000, 1999 and 1998

STATEMENTS OF STOCKHOLDER'S EQUITY
                                                                   Accumulated
                                                                     Other
                                                Common  Retained Comprehensive
                                                Stock   Earnings     Income
                                            ----------  ----------  ----------
  Balances December 31, 1997                   431,456  12,573,294     917,446
    Net income - 1998                               -    1,271,113          -
    Purchase and retirement of common stock    (12,840)   (363,095)         -
    Change in comprehensive income                   -           -      85,620
                                            ----------  ----------  ----------
  Balances December 31, 1998                   418,616  13,481,312   1,003,066
    Net income - 1999                               -    1,678,425          -
    Purchase and retirement of common stock     (2,263)    (79,105)         -
    Cash dividend - 12 cents per share               -     (50,313)         -
    Change in comprehensive income                   -         -     (173,836)
                                            ----------  ----------  ----------
  Balances December 31, 1999                   416,353  15,030,319     829,230
    Net income - 2000                                -   1,679,127          -
    Purchase and retirement of common stock     (1,980)    (69,836)         -
    Cash dividend - 14 cents per share               -     (58,082)         -
    Change in comprehensive income                   -          -       10,098
                                            ----------  ----------  ----------

  Balances December 31, 2000                   414,373  16,581,528     839,328
                                            ==========  ==========  ==========


See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998

                                                   Increase(Decrease) in Cash
                                                  2000        1999        1998
                                            ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                 1,679,127   1,678,425   1,271,113
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization              801,101     886,395     870,243
    Deferred income taxes                       68,808      85,296      81,146
    Gain on sale of securities                  (9,931)   (280,051)   (79,798)
    Gain on sale of property                  (299,758)          -          -
    Changes in assets and liabilities:
      Accounts receivable                            -           -      12,451
      Prepaid expenses                              92         737     (2,600)
      Accounts payable and accrued expenses   (251,878)    113,097       2,095
      Federal and state income taxes           (67,595)     42,228      32,045
                                            ----------  ----------  ----------
  Net cash provided by operations            1,919,966   2,526,127   2,186,695
                                            ----------  ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment       (1,820,095)   (433,091)(4,200,973)
  Increase on mortgage note receivable        (350,000)         -           -
  Payments received on mortgage notes           12,253          -           -
  Purchase of securities                        (8,794)         -     (29,035)
  Proceeds sale of securities                   15,031     289,611     111,758
  Proceeds sale of property                    504,921          -           -
                                            ----------  ----------  ----------
  Net cash used in
   investing activities	                    (1,646,684)   (143,480)(4,118,250)
                                            ----------  ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on credit lines                 2,175,000     550,000   4,280,000
  Repayments of credit line borrowings      (2,500,000) (2,525,000)(1,805,000)
  Principal payments on mortgage Notes         (10,482)   (128,649)  (107,062)
  Dividends paid                               (58,082)    (50,313)         -
  Purchase of treasury stock                   (71,816)    (81,368)  (375,935)
                                            ----------  ----------  ----------
  Net cash provided by (used) in
   financing activities                       (465,380) (2,235,330)  1,992,003
                                            ----------  ----------  ----------
Net increase (decrease) in cash               (192,098)    147,317      60,448
Cash at beginning of year                      287,310     139,993      79,545
                                            ----------  ----------  ----------
Cash at the end of year                         95,212     287,310     139,993
                                            ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                           466,737     533,117     547,354
    Income tax payments                        989,838     860,186     635,411

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real restate:
  Basis of property received                 1,941,624     716,599   2,844,858
  Less cash paid                             1,816,624     431,467   2,687,105
                                            ----------  ----------   ---------
  Basis of property given up                   125,000     285,132     157,753
                                            ==========  ==========   =========


See Notes to Financial Statements
NOTES TO FINANCIAL STATEMENTS
SUMMARY OF ACCOUNTING POLICIES

The Company: National Properties Corporation is lessor of commercial real estate to tenants under net lease arrangements. The Company seeks to acquire or develop real estate for lease to commercial tenants anywhere in the United States. The Company currently owns property located in Arizona, Colorado, Georgia, Iowa, Kansas, Missouri, Nebraska, Oklahoma, South Dakota and Texas.

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

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2000 and 1999, the Company determined that none of its long-lived assets had been impaired and therefore the Company did not adjust the carrying amounts of such assets.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding 414,373 in 2000; 417,437 in 1999; and 423,854 in 1998.

Profit-Sharing Plan: The Company has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Company's contribution to the plan was $33,508 in 2000; $31,625 in 1999; and $29,344 in 1998.

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

NOTE 1 - MORTGAGE RECEIVABLE

The Company holds a mortgage note dated June 15, 2000 in the amount of $350,000 from Mike's Garden Center, Inc., a Texas corporation. The mortgage is payable to the Company as follows: June 30, 2001 - $150,000, June 30, 2002
- $100,000 and June 30, 2003 - $100,000. Accrued interest on the note is due and payable monthly at 10%. The mortgage is collateralized by commercial real estate located in Dallas, Texas. The outstanding balance on the mortgage note at December 31, 2000 was $337,747.

NOTE 2 - PROPERTIES UNDER LEASE

The Company is the lessor of commercial real estate under noncancelable operating leases requiring fixed and contingent rentals through the year 2019. Contingent rentals based on sales overages amounted to $143,864 in 2000; $115,479 in 1999; and $76,903 in 1998. The following is a schedule of future minimum rentals at December 31, 2000, not including renewal options and contingent rentals.

     Year ended December 31,                        Amount
            2001                                   4,242,874
            2002                                   4,004,814
            2003                                   3,848,103
            2004                                   3,685,728
            2005                                   3,222,159
            Subsequent years                      27,468,365
                                                  ----------
            Aggregate future minimum rentals      46,472,043
                                                  ==========



NOTE 3 - INCOME TAXES

Income tax expense for the years ended December 31, 2000, 1999 and 1998 is comprised of the following:

                                                2000        1999        1998
                                            ----------  ----------  ----------
Current
  Federal                                     779,296     764,749      553,572
  States                                      142,974     137,665      113,884
                                            ----------  ----------  ----------
    Total current                             922,243     902,414      667,456
Deferred                                       68,808      85,296       81,146
                                            ----------  ----------  ----------
                                              991,051     987,710      748,602
                                            ==========  ==========  ==========

A reconciliation of the statutory federal income tax rate of 34 percent in 2000, 1999 and 1998 to the effective tax rate is as follows:

                                                 2000        1999        1998
                                            ----------  ----------  ----------

Statutory federal income tax rate                34.0%       34.0%       34.0%
State taxes, net of federal tax benefit           3.5         3.6         4.0
Tax savings on dividends                         (0.5)       (0.6)       (0.9)
                                            ----------  ----------  ----------
  Total tax provision                            37.0        37.0        37.1
                                            ==========  ==========  ==========

Temporary differences which give rise to deferred tax liabilities in 2000 and 1999 are as follows:

                                                  2000       1999
                                            ----------  ---------
Deferred tax liabilities
  Excess of tax over book depreciation      $   592,904  $ 507,096
  Unrealized gain on marketable securities      480,370    474,591
                                             ----------  ---------
    Total deferred liabilities                1,073,274    981,687
                                             ----------  ---------

Deferred tax asset
  Contribution carryforward                     17,000          -
                                             ----------  ---------
Net deferred tax liabilities                $1,056,274   $ 981,687
                                             ==========  =========


Deferred income taxes result from the temporary differences in the recognition of income and expenses for tax and financial statement purposes. The source of the temporary difference was due to a change in depreciation for income tax reporting in 1996. The Small Business Job Protection Act of 1996 amended the Internal Revenue Code regarding depreciation of motor fuel retail outlets permitting the Company to depreciate its qualifying convenience store properties over a life of 20 years. For financial statement purposes the Company depreciates its convenience stores over an average useful life of 30 years. In addition the Company recognizes deferred taxes related to the unrealized gain on its marketable securities portfolio and its contribution deduction carryforward for income tax purposes.

NOTE 4 - MARKETABLE SECURITIES

The Company's marketable securities consist of equity securities and were carried at fair market value. At December 31, 2000, marketable securities available-for-sale had an aggregate market value of $2,016,664 and a cost of $696,966 resulting in a gross unrealized gain of $1,319,698. At December 31, 1999, marketable securities had an aggregate market value of $1,997,094 and a cost of $693,273 for a gross unrealized gain of $1,303,821. The increase or decrease in unrealized holding gains each year is shown as other comprehensive income in the statement of income and comprehensive income.

The Company had gross realized gains of $9,931, $280,051 and $79,798 on the sale of marketable securities during 2000, 1999 and 1998 respectively and no realized losses. Gain or loss on sales was based on the cost of the securities using the specific identification method.

NOTE 5 - NOTES PAYABLE - BANKS

As of December 31, 2000, the Company had a $3,000,000 unsecured working capital line of credit with Wells Fargo Bank. The credit line which has been in effect for the past several years was created to facilitate the Company's real estate acquisitions.
Borrowings will bear interest at 0.50% less than the bank's base (Prime) rate floating. No compensating balance is required but a non-usage fee of 1/8 of 1% is payable quarterly to the bank on the unused portion of the line. As of December 31, 2000, there was a $3,000,000 outstanding balance on this loan, as compared to $1,900,000 at December 31, 1999.

As of December 31, 2000, the Company had a $6,000,000 10-year, revolving credit line with Wells Fargo Bank. The $6,000,000 loan commitment reduces $600,000 beginning December 31, 1997, and each year thereafter until final maturity on December 31, 2006. Borrowings secured by first mortgages on various properties, bear interest at 0.50% less than the bank's base (Prime) rate floating, and no compensating balance is required. As of December 31, 2000, the outstanding balance on this loan was $2,100,000 as compared to $3,125,000 as of December 31, 1999.

As of December 31, 2000, the Company had a $3,000,000 10-year revolving loan with Wells Fargo Bank. The credit line reduces $300,000 beginning December 31, 1995, and each year thereafter until final maturity on December 31, 2004. Borrowings secured by first mortgages on properties, bear interest at 0.50% less than the bank's base (Prime) rate floating. At December 31, 2000, the outstanding balance on this loan was $500,000 compared to $900,000 as of December 31, 1999.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                December 31,
                                            Rate              2000        1999
                                         ----------     ----------  ----------
Real estate mortgage notes
  Due 2000                                9.984%                -       10,482

Wells Fargo Bank, N.A.
  Due 2006 - See Note 5                    9.00%         2,100,000   3,125,000

Wells Fargo Bank, N.A.
  Due 2004 - See Note 5                    9.00%           500,000     900,000
                                                        ----------  ----------
                                                         2,600,000   4,035,482
                                                        ==========  ==========



On February 8, 2001, the Company entered into a new financing agreement with Wells Fargo Bank, N.A., that permits the Company to borrow at anytime through April 30, 2002 up to $15,000,000 under the line of credit at 0.75% below the bank's prime rate of interest. The Company must pay an annual commitment fee of 1/8 of 1% (payable quarterly) of the unused portion of the commitment. All borrowings under the credit line matures on April 30, 2002 and, is to be renewed annually for an additional one year beginning April 30, 2001 if the Company is in compliance with the terms of the credit line. Among other things, the agreement provides that the Company will obtain a minimum free cash flow of one million eight hundred thousand dollars ($1,800,000) per year measured as of the end of each fiscal quarter on an annualized basis. "Free Cash Flow" is defined as (a) net income plus (b) depreciation plus (c) non-cash expenses minus (a) dividends minus (b) expenditure for purchases of the Company's stock minus (c) gains on the sale of real estate. The outstanding indebtedness to the bank at December 31, 2000 was rolled into and became an advance under the new Line of Credit.

NOTE 7 - REVENUE FROM MAJOR TENANTS

Lease rental revenue from three major tenants was $3,222,087, $2,985,835 and $2,813,622 for the years ended December 31, 2000, 1999 and 1998 respectively, representing approximately 74% of total rental income for 2000 and 71% for 1999 and 76% for 1998. Rents from these major tenants were as follows:


                           2000               1999               1998
                           ----               ----               ----

Industry                Revenue   %        Revenue   %        Revenue    %

Convenience stores     2,285,611 52.5     2,059,567 49.2     2,005,143 54.0
Garden centers                -    -             -    -        388,391 10.5
Restaurants              462,866 10.6       452,658 10.8       420,088 11.3
Supermarket              473,610 10.9       473,610 11.3            -    -
                       --------- ----     --------- ----     --------- ----
                       3,222,087 74.0     2,985,835 71.3     2,813,622 75.8
                       ========= ====     ========= ====     ========= ====



NOTE 8 - QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                  Quarter
                              First        Second         Third        Fourth
                         ----------    ----------    ----------    ----------

2000
  Revenues                1,309,986     1,263,215     1,050,409     1,118,103
  Net Income                453,638       422,821       387,621       415,047
  Per share                   $1.09         $1.02         $0.93         $1.01

1999
  Revenues                1,192,543     1,021,922     1,280,095     1,057,636
  Net Income                448,062       339,732       513,023       377,608
  Per share                   $1.07         $0.81         $1.23         $0.91



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

computed
QuikTrip Stores
  St. Louis, MO      1,381,946     1,454,000         121,433      1,575,433
409,688         02/28/92   31 1/2
  Econofoods,
    Sioux Falls, SD                2,632,970             -0-      2,632,970
137,836         12/01/98    39

Garden Center
   Metro Garden Center
    Arlington, TX    1,218,054     1,700,000             -0-      1,700,000
416,041          04/01/93   31 1/2

Other Properties                  20,420,679         871,636     21,292,315
8,471,617         1976/1999  15/39
                    ----------   -----------      ----------     ----------
----------
    Totals          $2,600,000   $26,207,649      $  993,069    $27,200,718  $
9,435,182
                    ==========   ===========      ==========    ===========
==========


NOTE TO SCHEDULE III
                                                 Real  Estate
                                     2000            1999            1998
Balance, Beginning of period     $27,013,359     $27,006,700     $23,045,531
  additions                        1,744,624         657,019       3,961,169
                                 -----------     -----------     -----------
                                  28,757,983      27,663,719      27,006,700
  Reductions                       1,557,265         650,360             -0-
                                 -----------     -----------     -----------
Balance, End of period           $27,200,718     $27,013,359     $27,006,700
                                 ===========     ===========     ===========


                                               Accumulated Depreciation
                                                 Real  Estate
                                     2000            1999            1998
Balance, Beginning of period     $10,014,348     $ 9,787,130     $ 8,935,995
  additions                          787,622         871,411         851,135
                                 -----------     -----------     -----------
                                  10,801,970      10,658,541       9,787,130
  Reductions                       1,366,788         644,193             -0-
                                 -----------     -----------     -----------
Balance, End of period           $ 9,435,182     $10,014,348     $ 9,787,130
                                 ===========     ===========     ===========
