Form 10-Q
period 2001-03-31
NATIONAL PROPERTIES CORP
filed 2001-05-10
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2001         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
414,073 SHARES AS OF APRIL 30, 2001

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             March 31,    December 31,
                                                 2001            2000
CURRENT ASSETS
Cash                                          270,044          95,212
Mortgage receivable, current portion          131,388         137,747
Other                                          12,263          23,834
                                           ----------      ----------
Total current assets                          413,695         256,793
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,883,180       4,424,679
Buildings and improvements                 30,950,329      27,200,718
Furniture and equipment                       102,184         102,184
                                           ----------      ----------
                                           35,935,693      31,727,581

Less - accumulated depreciation             9,743,271       9,521,149
                                           ----------      ----------
Property and equipment - net               26,192,422      22,206,432
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,768,269       2,016,664
Mortgage receivable, long term portion        200,000         200,000
                                           ----------      ----------
Total other assets                          1,968,269       2,216,664
                                           ----------      ----------
                                           28,574,386      24,679,889
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               24,454           2,946
Notes payable                                      -        3,000,000
Accrued liabilities                           307,005         151,464
Federal and state income taxes                218,122          33,976
                                           ----------      ----------
Total current liabilities                     549,581       3,188,386
                                           ----------      ----------
LONG-TERM DEBT                              8,925,000       2,600,000
                                           ----------      ----------
DEFERRED INCOME TAXES                         992,433       1,056,274
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2001-414,173 shares; 2000-414,353 shares)    414,173         414,373
Retained earnings                          17,011,897      16,581,528
Accumulated other comprehensive income        681,302         839,328
                                           ----------      ----------
Total stockholders' equity                 18,107,372      17,835,229
                                           ----------      ----------
                                           28,574,386      24,679,889
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                                    For Quarter Ended
                                                        March 31,
                                                 2001            2000
Income
Lease rental income                         1,190,249       1,204,726
Dividend and interest income                   19,579          12,399
Gain on sale of real estate                        -           92,861
                                              -------         -------
Total income                                1,209,828       1,309,986
                                              -------         -------
Expenses
Depreciation                                  222,122         198,837
Interest                                      132,523         122,138
Salaries and wages                             64,630          58,724
Property, payroll
and misc. taxes                                20,989          13,820
Other expenses                                 75,145         196,408
                                              -------         -------
Total expenses                                515,409         589,927
                                              -------         -------

Income before income taxes                    694,419         720,059
Federal and State income taxes                256,900         266,421
                                              -------         -------
Net income                                    437,519         453,638
                                              =======         =======

Other comprehensive income (Losses):
Unrealized holding gains (losses) on
marketable securities arising
during the period                            (248,396)       (221,169)
Less reclassification adjustment for
gains included in net income                       -               -
Less income tax expense related
to unrealized holding gains                    90,370          80,505
                                              -------         -------
Other comprehensive income, (losses)
net of tax                                   (158,026)       (140,664)
                                              -------         -------
Comprehensive income                          279,493         312,974
                                              =======         =======

Net income per share of common stock            $1.06           $1.09
Weighted average shares
outstanding                                   414,206         415,453
Dividends per share                              None            None



NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                         For Quarter Ended
                                                             March 31,
                                                        2001          2000
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           437,519       453,638
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                         222,122       198,837
Charitable contributions                                  -        135,000
Deferred income taxes                                 26,529        22,279
Gain on sale of real estate                               -        (92,861)
Changes in assets and liabilities:
Accounts receivable                                   (5,003)           -
Prepaid expenses and deferred charges                 16,574         2,243
Accounts payable and accrued expenses                177,048       (83,241)
Federal and State income taxes                       184,146       132,217
                                                    --------      --------
Net cash provided by operations                    1,058,935       768,112
                                                    --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property                              (4,208,112)           -
Proceeds from sale of real estate                         -         49,921
Purchased marketable securities                           -        (1,490)
Principal payments on mortgage note                    6,359            -
                                                    --------      --------

Net cash provided by (used in)
investing activities                              (4,201,753)       48,431
                                                    --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                        4,100,000             -
Payments on credit line borrowings                 (775,000)      (825,000)
Principal payments on mortgage notes                     -         (10,482)
Purchase of treasury stock                           (7,350)       (38,062)
                                                    --------      --------
Net cash provided by (used in)
financing activities                              3,317,650       (873,544)
                                                    --------      --------

Net change in cash                                  174,832        (57,001)
Cash at beginning of period                          95,212        287,310
                                                    --------      --------
Cash at end of period                               270,044        230,309
                                                   ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                    132,523        122,138
Income tax payments                                  46,225        111,925

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheets, statements of income and comprehensive income, and statements of cash flow at March 31, 2001 and 2000 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

The Company has adopted effective January 1, 1998 the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of FAS No. 130 on the Company's interim financial statements is to present in the statement of income, unrealized gains and losses on marketable securities net of income taxes.

Mortgage Note Receivable

In July 2000, the Company sold real estate for $500,000 receiving $150,000 cash and a promissory note for $350,000. The note provides for interest at 10% and is secured by the real estate. Payments under the note are to be received as follows: $150,000 on June 30, 2001; $100,000 on June 30, 2002; and $100,000 on June 30, 2003. The mortgagor is making monthly payments of $4,918 which includes interest at 10.0%.

Long Term Debt

Long term debt consist of a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The new agreement, which replaces the three credit lines the Company had with Wells Fargo Bank, permits the Company to borrow at anytime through April 30, 2002 up to $15,000,000 under the line of credit at 0.75% below the bank's prime rate of interest (7.25% at March 31, 2001). The Company must pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the commitment. All borrowings under the credit line matures on April 30, 2002 and, is to be renewed annually for an additional one year beginning April 30, 2001 if the Company is in compliance with the terms of the credit line. Among other things, the agreement provides that the Company will obtain a minimum free cash flow of one million eight hundred thousand dollars ($1,800,000) per year measured as of the end of each fiscal quarter on an annualized basis. "Free Cash Flow" is defined as (a) net income plus (b) depreciation plus (c) non-cash expenses minus
(a) dividends minus (b) expenditures for purchases of the Company's stock minus (c) gains on the sale of real estate. The outstanding indebtedness to the bank at December 31, 2000 was rolled into and became an advance under the new Line of Credit.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants.

On February 8, 2001, the Company entered into a new financing agreement with Wells Fargo Bank, N.A., that permits the Company to borrow at anytime through April 30, 2002 (amended 4/12/01 to April 30, 2003) up to $15,000,000 under the line of credit at 0.75% below the bank's prime rate of interest. The Company must pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the commitment.

In March 2001, the Company completed the purchase of a property in Franklin, (Nashville) Tennessee at a cost of $4,208,000. The property is leased to Academy LTD. (a Texas limited partnership) a full-line sporting goods retailer on a net lease basis for a term of twenty years, that commenced December 1999, with four (4), five year (5) renewal options. The lease provides for annual rents of $386,386 during the first ten years and $425,025 during the last ten years of the lease term. Funds required for the purchase were drawn on the Company's bank credit line.

Operating Results

Lease revenues in the first quarter 2001 were $1,190,000 compared to $1,205,000 recorded for the first quarter of 2000. The decrease in lease revenues relative to the first quarter of 2000, was attributable to : (1) a decrease in lease revenues of $44,000 resulting from the sale of its garden center property in Dallas, Texas in July 2000, and two GTE Telephone Services Center properties in March and May of 2000; (2) the acquisition of a restaurant property in September 2000, and a sporting goods store property in March 2001, which added $77,000 to lease revenues; (3) a decrease of $51,000 in contingent rents based on overages and, (4) other scheduled rent increases of $4,000.

Investment income in the first quarter of 2001 increased $7,000 over the same period in 2000 primarily due to interest earned on the Company's mortgage note.

The Company had no gains from the sale of securities or properties in the first quarter of 2001 compared to a gain of $93,000 from the sale of a GTE Service Center property in March 2000.

Operating expenses totaled $515,000 in the first quarter of 2001 compared to $590,000 for the same period a year ago. The decrease in total expenses was attributable to a charitable donation of $135,000 recorded in connection with the sale of a GTE Telephone Service Center in March 2000 as noted above. Total expenses excluding the donation increased $60,000 over the first quarter 2000 primarily as a result of increases in depreciation and interest expense, two key figures for the Company. The acquisition of a restaurant property in September 2000 and a sporting goods store property in March 2001 was the primary reason for the increase in depreciation and interest expense. The Company used its line of credit to fund both acquisitions. The average interest rate on borrowings in the first quarter 2001 was 8.6% compared to 8.9% for the first quarter 2000.

Other general and administrative expenses excluding donations increased 20% in the first quarter 2001 over the same period in 2000. The increase came primarily in the areas of compensation cost, franchise and property taxes and legal and accounting fees.

Net income decreased 3.6% in the first quarter 2001 from the same period in 2000 after deducting income taxes at the effective rate of 37%.

Liquidity

As of March 31, 2001, the Company's main sources of liquidity consisted of $270,000 cash, marketable securities having a market value of approximately $1,768,000 and $6,075,000 remaining loan balance available on its revolving credit line with a local bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $19,000,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

PART II.    OTHER INFORMATION.

                No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __5/9/01__                By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __5/9/01__                By _____/S/__Kristine_M. Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, Treasurer