Form 10-Q
period 2001-06-30
NATIONAL PROPERTIES CORP
filed 2001-07-31
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2001         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
413,698 SHARES AS OF JUNE 30, 2001

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             June 30,    December 31,
                                                 2001            2000
CURRENT ASSETS
Cash                                          413,459          95,212
Mortgage receivable, current portion           73,619         137,747
Other                                           4,404          23,834
                                           ----------      ----------
Total current assets                          491,482         256,793
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        4,883,180       4,424,679
Buildings and improvements                 30,950,329      27,200,718
Furniture and equipment                       105,636         102,184
                                           ----------      ----------
                                           35,939,145      31,727,581

Less - accumulated depreciation             9,967,120       9,521,149
                                           ----------      ----------
Property and equipment - net               25,972,025      22,206,432
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,641,617       2,016,664
Deferred charges and other assets             100,000         200,000
                                           ----------      ----------
Total other assets                          1,741,617       2,216,664
                                           ----------      ----------
                                           28,205,124      24,679,889
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               23,470           2,946
Notes payable                                      -        3,000,000
Accrued liabilities                           395,803         151,464
Federal and state income taxes                  8,658          33,976
                                           ----------      ----------
Total current liabilities                     427,931       3,188,386
                                           ----------      ----------
LONG-TERM DEBT                              8,350,000       2,600,000
                                           ----------      ----------
DEFERRED INCOME TAXES                         979,450       1,056,274
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2001-413,698 shares; 2000-414,373  shares)   413,698         414,373
Retained earnings                          17,421,657      16,581,528
Accumulated other comprehensive income        612,388         839,328
                                           ----------      ----------
Total stockholders' equity                 18,447,743      17,835,229
                                           ----------      ----------
                                           28,205,124      24,679,889
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

                                     Three Months Ended     Six Months
Ended
                                          June 30,              June 30,
                                      2001       2000       2001       2000
Income
Lease rental income              1,175,233  1,038,565  2,365,482  2,243,291
Dividend and interest income        22,351     17,754     41,930     30,153
Gain on sale of real estate             -     206,896         -     299,757
Gain on sale of securities          65,614         -      65,614         -
                                 ---------  ---------  ---------  ---------
Total income                     1,263,198  1,263,215  2,473,026  2,573,201
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       223,848    191,392    445,970    390,229
Interest                           144,473    108,867    276,996    231,005
Salaries and wages                  58,690     55,950    123,320    114,674
Property, payroll
and misc. taxes                     14,379     18,630     35,368     32,450
Other expenses                      45,678    217,230    120,823    413,638
                                 ---------  ---------  ---------  ---------
Total expenses                     487,068    592,069  1,002,477  1,181,996
                                 ---------  ---------  ---------  ---------

Income before income taxes         776,130    671,146  1,470,549  1,391,205
Federal and State income taxes     287,203    248,325    544,103    514,746
                                 ---------  ---------  ---------  ---------
Net income                         488,927    422,821    926,446    876,459
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
on marketable securities arising
during the period                  (42,812)     7,075   (291,208)
(214,093)
Less reclassification adjustment
for gains included in net income    65,614         -      65,614         -
Less income tax expense related
to unrealized holding gains         39,513     (2,575)   129,883     77,930
                                 ---------  ---------  ---------  ---------
Other comprehensive income (losses)
net of tax                         (68,913)     4,500   (226,939)
(136,163)
                                 ---------  ---------  ---------  ---------
Comprehensive income               420,014    427,321    699,507    740,296
                                 =========  =========  =========  =========

Net income per share                 $1.18      $1.02      $2.24      $2.11
Weighted average shares
outstanding                        413,915    415,310    413,915    415,310
Cash Dividends declared per share    $0.15      $0.14      $0.15      $0.14


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               June 30,
                                                          2001
2000
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                             926,446
876,459
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          445,970
393,222
Deferred income taxes                                   53,059
44,557
Charitable contributions                                    -
305,000
Gain on sale of real estate                                 -
(299,757)
Gain on sale of securities                             (65,614)           -
Changes in assets and liabilities:
Accounts receivable                                         -
(500)
Prepaid expenses                                        19,430
4,151
Accounts payable and accrued expenses                  202,810
(258,646)
Federal and State income taxes                         (25,318)
(80,756)
                                                      --------      -------
-
Net cash provided by operations                      1,556,783
983,730
                                                      --------      -------
-

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from the sale of real estate                       -
199,920
Additions to property and equipment                 (4,211,565)           -
Proceeds from sale of securities                        83,839            -
Purchased marketable securities                             -
(1,490)
Principal payments on mortgage note                    164,128            -
                                                      --------      -------
-
Net cash provided by (used in) investing activities (3,963,598)
198,430
                                                      --------      -------
-

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                           4,100,000            -
Repayments - credit line borrowings                 (1,350,000)
(1,350,000)
Principal payments on mortgage notes                        -
(10,482)
Purchase of treasury stock                             (24,938)
(53,691)
                                                      --------      -------
-
Net cash provided by (used in) financing activities  2,725,062
(1,414,173)
                                                      --------      -------
-

Net increase (decrease) in cash                        318,247
(232,013)
Cash at beginning of period                             95,212
287,310
                                                       --------     -------
-
Cash at end of period                                  413,459
55,297
                                                      ========
========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense                                       276,996
231,005
Income tax payments                                    516,362
550,945

Noncash investing and financing transactions:
cash dividends declared                                 62,055
58,289

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheets, statements of income and comprehensive income, and statements of cash flow at June 30, 2001 and 2000 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

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

Mortgage Note Receivable

In July 2000, the Company sold real estate for $500,000 receiving $150,000 cash and a promissory note for $350,000. The note provides for interest at 10% and is secured by the real estate. Payments under the note are to be received as follows: $150,000 on June 30, 2001; $100,000 on June 30, 2002;
and $100,000 on June 30, 2003. The mortgagor is making monthly payments of $4,918 which includes interest at 10.0%, in addition to the principal payments provided under the note.

Long Term Debt

Long term debt consist of a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The new agreement, which replaces the three credit lines the Company had with Wells Fargo Bank, permits the Company to borrow at anytime through April 30, 2002 up to $15,000,000 under the line of credit at 0.75% below the bank's prime rate of interest (6.0% at June 30, 2001). The Company must pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the commitment. All borrowings under the credit line matures on April 30, 2002 and, is to be renewed annually for an additional one year beginning April 30, 2001 if the Company is in compliance with the terms of the credit line. Among other things, the agreement provides that the Company will obtain a minimum free cash flow of one million eight hundred thousand dollars ($1,800,000) per year measured as of the end of each fiscal quarter on an annualized basis. "Free Cash Flow" is defined as (a) net income plus (b) depreciation plus
(c) non-cash expenses minus (a) dividends minus (b) expenditures for purchases of the Company's stock minus (c) gains on the sale of real estate. The outstanding indebtedness to the bank at December 31, 2000 was rolled into and became an advance under the new Line of Credit.

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

At the Company's annual meeting of Stockholders held May 18, 2001, the Company declared a $0.15 per share dividend to be paid July 31, 2001 to stockholders of record on June 30, 2001. The dividend amounts to $62,055.

In June 2001, the Company entered into a contract with Gate petroleum Company, a Florida corporation, to purchase and leaseback a convenience store property located in Rocky Mount, North Carolina for a price of $1,612,000. The closing date for the purchase is set for August 1, 2001. Gate Petroleum Company will lease the property for an initial term of twenty years with four additional option terms of five years each.

Operating Results

Lease revenues in the first half of 2001 were $2,365,000 compared to $2,243,000 for the same period in 2000, an increase of $122,000 or 5.4%. The increase in lease revenues relative to the first six months of 2001, was attributable to: (1) the acquisition of a restaurant property in September 2000 and a sporting goods property in March 2001 which added $232,000 to lease revenue, (2) a decrease in lease revenue of $66,000 resulting from the sale of two telephone buildings and a garden center in 2000, (3) a decrease of $51,000 in contingent rents based on overages, and
(4) other scheduled rent increases of $7,000.

Interest income on the Company's mortgage note receivable was the primary reason for the increase in investment income in 2001 over the same period in 2000. In addition the Company realized a capital gain of $66,000 from the sale of securities. The Company had no real estate sales in the first six months of 2001 compared to gains of $300,000 in 2000 from the sale/donation of two GTE Telephone Service Center properties and the sale of a garden center property.

Operating expenses totaled $1,002,000 in the first half of 2001 compared to $1,182,000 for the same period in 2000. The decrease was attributable to donations of $305,000 recorded in connection with the sale of the Company's two GTE Telephone Service Centers during the first six months of 2000. Total expenses excluding donations, increased $125,000 over the same six month period in 2000 primarily as a result of increases in depreciation and interest expense, two key figures for the Company. The acquisition of the restaurant and sporting goods' properties noted above was the primary reason for the increase in depreciation and interest expense. The Company used its line of credit to fund both acquisitions. The average interest rate paid on borrowings in the first six months of 2001 was 7.71% compared to 8.875% for the first six months of 2000.

Other general and administrative expenses excluding donations increased $24,000 in the first six months of 2001 over the same period in 2000. The increase came primarily in the areas of compensation cost, franchise and property taxes and legal and accounting expenses.

Net income increased 5.7% in the first half of 2001 from the same period in 2000 after deducting income taxes at the effective rate of 37%.

Liquidity

As of June 30, 2001, the Company's main sources of liquidity consisted of $413,000 cash, marketable securities having a market value of approximately $1,642,000 and $6,650,000 remaining loan balance available on its revolving credit line with a local bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $19,000,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

PART II.     OTHER INFORMATION.

                  No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __7/31/01__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __7/31/01__               By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, and Treasurer