Form 10-Q
period 2001-09-30
NATIONAL PROPERTIES CORP
filed 2001-11-06
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2001         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
413,573 SHARES AS OF OCTOBER 17, 2001

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                        September 30,    December 31,
                                                 2001            2000
CURRENT ASSETS
Cash                                          125,217          95,212
Mortgage receivable, current portion           66,650         137,747
Other                                           1,547          23,834
                                           ----------      ----------
Total current assets                          193,414         256,793
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        5,015,382       4,424,679
Buildings and improvements                 32,430,539      27,200,718
Furniture and equipment                       115,747         102,184
                                           ----------      ----------
                                           37,561,668      31,727,581
Less - accumulated depreciation            10,194,565       9,521,149
                                           ----------      ----------
Property and equipment - net               27,367,103      22,206,432
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,406,619       2,016,664
Mortgage receivable, long term portion        100,000         200,000
                                           ----------      ----------
Total other assets                          1,506,619       2,216,664
                                           ----------      ----------
                                           29,067,136      24,679,889
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                7,378           2,946
Notes payable                                      -        3,000,000
Accrued liabilities                           206,003         151,464
Federal and state income taxes                  3,923          33,976
                                           ----------      ----------
Total current liabilities                     217,304       3,188,386
                                           ----------      ----------
LONG-TERM DEBT                              9,150,000       2,600,000
                                           ----------      ----------
DEFERRED INCOME TAXES                         936,418       1,056,274
                                           ----------       ---------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2001-413,573 shares; 2000-414,373 shares)    413,573         414,373
Retained earnings                          17,862,422      16,581,528
Accumulated other comprehensive income        487,419         839,328
                                           ----------      ----------
Total stockholders' equity                 18,763,414      17,835,229
                                           ----------      ----------
                                           29,067,136      24,679,889
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended   Nine Months Ended
                                          Sept 30,              Sept 30,
                                      2001       2000       2001       2000
Income
Lease rental income              1,207,804  1,023,747  3,573,286  3,267,038
Dividend and interest income        14,988     26,662     56,918     56,815
Gain (loss) on sale of securities  (10,986)        -      54,628         -
Gain on sale of real estate             -          -          -     299,757
                                 ---------  ---------  ---------  ---------
Total income                     1,211,806  1,050,409  3,684,832  3,623,610
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       239,444    206,103    685,414    596,332
Interest                           132,329    102,554    409,325    333,559
Salaries and wages                  57,385     58,434    180,705    173,108
Property, payroll
and misc. taxes                     25,145     17,323     60,513     49,773
Other expenses                      50,541     50,724    171,364    464,362
                                 ---------  ---------  ---------  ---------
Total expenses                     504,844    435,138  1,507,321  1,617,134
                                 ---------  ---------  ---------  ---------

Income before income taxes         706,962    615,271  2,177,511  2,006,476
Federal and State income taxes     261,597    227,650    805,700    742,396
                                 ---------  ---------  ---------  ---------
Net income                         445,365    387,621  1,371,811  1,264,080
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
on marketable securities arising
during the period                 (207,480)   197,764   (498,688)
(16,329)
Less reclassification adjustment
for gains (losses) included in
net income                         (10,986)        -      54,628         -
Less income tax (expense) benefit
related to unrealized holding
gains                               71,524    (71,986)   201,407      5,944
                                 ---------  ---------  ---------  ---------
Other comprehensive income (loss)
net of tax                        (124,970)   125,778   (351,909)
(10,385)
                                 ---------  ---------  ---------  ---------
Comprehensive income               320,395    513,399  1,019,902  1,253,695
                                 =========  =========  =========  =========


Net income per share                 $1.08      $0.93      $3.32      $3.05
Weighted average shares
outstanding                        413,823    415,069    413,732    414,970
Cash dividend paid per share         $0.00      $0.00      $0.15      $0.14


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS

                                                           Nine Months
Ended
                                                             September 30,
                                                          2001
2000
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           1,371,811
1,264,080
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          685,414
600,822
Deferred income taxes                                   81,551
67,344
Gain on sale of securities                             (54,628)           -
Gain on sale of real estate                                 -
(299,757)
Charitable contributions                                    -
305,000
Changes in assets and liabilities:
Prepaid expenses and deferred charges                   22,287
6,575
Accounts payable and accrued liabilities                58,971
(265,963)
Federal and State income taxes                         (30,053)
(95,403)
                                                      --------      -------
-
Net cash provided by operations                      2,135,353
1,582,698
                                                      --------      -------
-

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                 (5,846,085)
(2,170,094)
Purchase of securities                                      -
(8,794)
Proceeds from sale of securities                       111,358            -
Proceeds from sale of real estate                           -
199,921
Payments received on note receivable                   171,097
6,050
                                                      --------      -------
-

Net cash used in investing activities               (5,563,630)
(1,972,917)
                                                      --------       ------
-

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                           5,700,000
1,150,000
Payments on credit line borrowings                  (2,150,000)
(850,000)
Principal payments on mortgage notes                        -
(10,482)
Dividends paid                                         (62,055)
(58,082)
Purchase of treasury stock                             (29,663)
(60,941)
                                                      --------      -------
-
Net cash provided by financing activities            3,458,282
170,495
                                                      --------      -------
-

Net increase (decrease) in cash                         30,005
(219,724)
Cash at beginning of period                             95,212
287,310
                                                      --------      -------
-
Cash at end of period                                  125,217
67,586
                                                      ========
========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       365,116
333,559
Income tax payments                                    754,202
770,455

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheets, statements of income and comprehensive income and statements of cash flows at September 30, 2001 and 2000 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

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

Mortgage Note Receivable

In July 2000, the Company sold real estate for $500,000 receiving $150,000 cash and a promissory note for $350,000. The note provides for interest at 10% and is secured by the real estate. Payments under the note are to be received as follows: $150,000 on June 30, 2001; $100,000 on June 30, 2002;
and $100,000 on June 30, 2003. The mortgagor is making monthly payments of $4,918 which incudes interest at 10%, in addition to the principal payments provided under the note.

Long Term Debt

Long term debt consists of a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The new agreement, which replaces the three credit lines the Company had with Wells Fargo Bank, permits the Company to borrow at anytime through April 30, 2002 up to $15,000,000 under the line of credit at 0.75% below the bank's prime rate of interest (5.25% at September 30, 2001). The Company must pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the commitment. All borrowing under the credit line matures on April 30, 2002 and, is to be renewed annually for an additional one year beginning April 30, 2001 if the Company is in compliance with the terms of the credit line. Among other things, the agreement provides that the Company will obtain a minimum free cash flow of one million eight hundred thousand dollars ($1,800,000) per year measured as of the end of each fiscal quarter on an annualized basis. "Free Cash Flow" is defined as (a) net income plus (b) depreciation plus
(c) non-cash expenses minus (a) dividends minus (b) expenditures for purchases of the Company's stock minus (c) gains on the sale of real estate. The outstanding indebtedness to the bank at December 31, 2000 was rolled into and became an advance under the new Line of Credit.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants.

On February 8, 2001, the Company entered into a new financing agreement with Wells Fargo Bank, N.A. that permits the Company to borrow at anytime through April 30, 2002 (amended April 12, 2001 to April 30, 2003) up to $15,000,000 under the line of credit at 0.75% below the bank's prime rate of interest. The Company must pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the commitment.

In March 2001, the Company completed the purchase of a property in Franklin ( Nashville) Tennessee at a cost of $4,208,000. The property is leased to Academy LTD, (a Texas limited partnership) a full-line sporting goods retailer on a net lease basis for a term of twenty years, that commenced December 1999, with four (4), five (5) year renewal options. The lease provides for annual rents of $386,386 during the first ten years and $425,025 during the last ten years of the lease term. Funds required for the purchase were drawn on the Company's bank credit line.

At the Company's annual meeting of stockholders held May 18, 2001, the Company declared a $0.15 per share dividend to be paid July 31, 2001 to stockholders of record June 30, 2001. The dividend amounted to $62,055.

In August 2001, the Company completed the purchase of a convenience store property located in Rocky Mount, North Carolina at a price of $1,612,000. The property was purchased from and leased back to Gate Petroleum Company under a net lease arrangement for an initial term of twenty years with four
(4) five (5) year renewal options. Annual rents range from $161,220 for the first five years to $185,403 for the last five years of the initial term. Funds required for the purchase were drawn on the Company's bank credit line.

Operating Results

Lease revenues for the first nine months of 2001, were $3,573,000 compared to $3,267,000 for the same period in 2000, an increase of $306,000 or 9.4%. The increase in lease revenues in the current period relative to the first nine months of 2000, was attributable to: (1) the acquisition of a restaurant property in September 2000, a sporting goods property in March 2001 and a convenience store property in August 2001, all of which added $408,000 to lease revenues, (2) a decrease in lease revenues of $66,000 resulting from the sale of two telephone buildings and a garden center in 2000, (3) a decrease of $51,000 in contingent rents based on sales overages, and (4) other scheduled rent increases of $15,000.

The Company realized capital gains of $55,000 from the sale of securities in 2001 compared to no gains or losses in 2000. The Company had no real estate sales in the first nine months of 2001 compared to gains of $300,000 in 2000 from the sale of two GTE Telephone Service Center properties and the sale of a garden center property.

Operating expenses were $1,507,000 for the first nine months of 2001 compared to $1,617,000 for the same period in 2000. The decrease was attributed to donations of $305,000 recorded in connection with the sale/donations of the Company's two GTE Telephone properties in 2000.
Total expenses excluding donations increased $195,000 over the same nine month period in 2000, primarily as a result of increases in depreciation and interest expense, two key figures for the Company. The acquisition of the three properties noted above was the primary reason for the increase in depreciation ands interest expense. The average interest rate paid on borrowings in the first nine months of 2001 was 7.12% compared to 8.73% for the first nine months of 2000.

Other general and administrative expenses excluding donations increased $30,000 in the first nine months of 2001 over the same period in 2000. The increase came primarily in the areas of compensation cost, property taxes on the Company's Ankeny, Iowa property and professional fees.

Net income increased 8.5% in the first nine months of 2001 from the same period in 2000 after deducting income taxes at the effective rate of 37%.

Liquidity

As of September 30, 2001 the Company's main source of liquidity consisted of $125,000 in cash, marketable securities having a market value of approximately $1,407,000 and remaining loan balance available on its revolving credit line with a local bank of $5,850,000. In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $19,000,000. Management believes that its cash flow from operations which totaled $2,135,000 for the nine months ended September 30, 2001 coupled with the above potential sources of cash will be sufficient to finance current and projected operations.

PART II.     OTHER INFORMATION.

                  No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __11/5/01__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __11/5/01__               By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, and Treasurer