Form 10-K
period 2001-12-31
NATIONAL PROPERTIES CORP
filed 2002-03-25
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

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

$8,039,918 as of March 1, 2002

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $1.00 - March 1, 2002 - 412,823 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2002 annual meeting of Stockholders See Part III

PART I

Item 1.   Business

(a)	General Development of Business.  The Registrant, (also referred to as the "Company") organized under the Iowa Business Corporation Act, is engaged principally in the development of commercial real estate for lease to tenants under net lease arrangements. The Registrant also derives revenues from its portfolio of investment securities.

On February 8, 2001, the Company entered into a new financing agreement with Wells Fargo Bank, N.A. that permits the Company to borrow at any time through April 30, 2002 (amended on April 12, 2001 to extend the maturity to April 30,
2003) up to $15,000,000 under the line of credit at 0.75% below the bank's prime rate of interest. The Company must pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the commitment.

In March 2001, the Company completed the purchase of a property in Franklin (Nashville) Tennessee at a cost of $4,208,000. The property is leased to Academy LTD, (a Texas limited partnership) a full-line sporting goods retailer on a net lease basis for a term of twenty years, that commenced December 1999, with four (4), five (5) year renewal options. The lease provides for annual rents of $386,386 during the first ten years and $425,025 during the last ten years of the initial lease term. Funds required for the purchase were drawn on the Company's bank credit line.

At the Company's annual meeting of stockholders held May 18, 2001, the Company declared a $0.15 per share dividend payable July 31, 2001, to stockholders of record June 30, 2001. The dividend amounted to $62,055.

In August 2001, the Company completed the purchase of a convenience store property located in Rocky Mount, North Carolina at a price of $1,612,000. The property was purchased and leased back to Gate Petroleum Company under a net lease arrangement for an initial term of twenty years with four (4) five (5) year renewal options. Annual rents range from $161,220 for the first five years to $185,403 for the last five years of the initial term. Funds required for the purchase were drawn on the Company's bank credit line.

On December 12, 2001, the Company completed a tax-free exchange of its GTech office building in Des Moines, Iowa, for a convenience store property located in Concord, North Carolina. The lease on the GTech property expired on August 31, 2001. The fair market value of the GTech property was $540,000 as determined by MAI appraisal. Upper Iowa University paid $270,000 in cash to the Company for the GTech property, with the remaining $270,000 in fair market value being gifted by the Company to Upper Iowa University. The Company paid $2,127,000 for the Concord convenience store property, with the additional funds required in the amount of $1,857,000 being drawn on the Company's bank credit line. For financial reporting purposes, the Company recognized a gain of $490,000 on the sale of the GTech property. See "Management's Discussion and Analysis of Financial Condition and results of Operations
- Results of Operations 2001 Compared to 2000 - Provisions for Income Tax" for a discussion of the treatment of this transaction for financial reporting and income tax purposes. The Concord convenience store property was immediately leased by the Company to its previous owner, Gate Petroleum Company, under a net lease arrangement for an initial term of twenty (20) years subject to four (4) renewal options, with each renewal option being for an additional five (5) years. Annual rents during the initial term will range from $212,724 for the first five (5) years to $244,632 for the last five (5) years of the initial term.

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

All of the investment properties now owned by the Company are located in Arizona, Colorado, Georgia, Iowa, Kansas, Missouri, Nebraska, North Carolina, Oklahoma, South Dakota, Tennessee and Texas. The Company has placed no limitations, however, on the locations in which it is willing to develop properties in the future.

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

At December 31, 2001, the Company owned 39 leased properties having an aggregate cost of $39,382,225. The rental income for 2001 on these leased properties amounted to $4,795,749. Eight of the properties are leased to three restaurant operators and account for 19.8% of rental income; two telephone service center buildings and one Goodyear Tire Service Center building account for 5.1% of rental income; eighteen QuikTrip, one Kum & Go, and two Gate Petroleum convenience store properties account for 49.1% of rental income; two nurseries (garden centers) account for 5.4%; four office buildings, a supermarket building and a retail sports building account for 19.3%; and other properties held for future development account for 1.3% of rental income.

As of December, 2001, the tenants of all 39 leased properties were in compliance with the terms of their respective leases.

Leases of real property to QuikTrip Corporation represent, in the aggregate, a significant portion of the Company's business in terms of revenues and real estate portfolio. The Company has done business with QuikTrip Corporation since 1980, during which time QuikTrip Corporation has made all of its lease payments to the Company on a timely basis. QuikTrip Corporation is a private company which operates convenience stores in seven southern and midwestern states. For its fiscal year ending April 28, 2001, QuikTrip Corporation reported revenues of $2,929,000,000 and net income of $26,000,000.

Other Investments

The Company has a portion of its assets invested in marketable securities which had a market value of $1,438,706 as of December 31, 2001.

Employees

The Company currently employs 6 persons; 3 full-time employees and 3 part-time employees.

Item 2
Properties (Dec. 31, 2001)                       Land    Bldgs. &
Accumulated     Rental     Lease    Renewal    Mortgage    Int.
                                                 Cost    Improve.
Depreciation  Income 2000  Expires   Options     Balance    Rate
                                            ---------  ----------  -----------
-  -----------  -------  --------  ----------  ------
A. RESTAURANT PROPERTIES
  Zio's Restaurant       Aurora, CO.          197,000   1,744,624
55,918      235,000     2015   2-5 Yr            -
  Perkins' Cake & Steak  Des Moines, IA.      137,000     343,365
343,365       91,714     2006                     -
  Perkins' Cake & Steak  Des Moines, IA.      140,000     341,602
341,602       95,414     2002   1-5 Yr            -
  Perkins' Cake & Steak  Des Moines, IA.      200,000     373,192
373,192       92,948     2002   1-5 Yr.           -
  Perkins' Cake & Steak  Newton, IA.          112,500     485,181
485,181       72,000     2004   1-5 Yr.           -
  Perkins' Cake & Steak  Des Moines, IA.      243,166     498,675
498,675      105,192     2005   1-5 Yr.           -
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     772,000
733,400      114,778     2005   3-5 Yr.           -
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000
628,039      141,617     2005   6-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                   1,287,666   5,296,639
3,459,372      948,663
                                            ---------  ----------  -----------
-  -----------                     ----------
B. SERVICE CENTERS
  Quest                  Decorah,  IA.         20,000     191,102
154,793       22,966     2004                     -
  Quest                  Cedar Rapids, IA.     37,000     397,394
309,075       88,200     2006   1-5 Yr.           -
  Goodyear Service Ctr.  Wichita, KS.         100,000     978,725
389,695      132,000     2004   4-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                    157,000    1,567,221
853,563      243,166
                                            ---------  ----------  -----------
-  -----------                     ----------

C. CONVENIENCE STORES
  QuikTrip               a Des Moines, IA.    144,664     691,878
331,105      114,762     2010   2-5 Yr.           -
  QuikTrip & Off. Bldg.  Des Moines, IA.      215,000     672,000
593,600       90,474     2004   1-5 Yr.           -
  QuikTrip               Olathe, KS.           23,120     248,798
17,278      217,164     2019   4-5 Yr.           -
  QuikTrip               Lee Summit, MO.       36,460     408,221
28,349      133,500     2019   4-5 Yr.           -
  QuikTrip               Wichita, KS.          53,500     436,637
161,950       58,081     2009   4-5 Yr.           -
  QuikTrip               Norcross, GA.         99,558     765,000
272,282      102,858     2014   4-5 Yr.           -
  QuikTrip               Wichita, KS.          60,000     514,000
188,343       67,445     2010   4-5 Yr.           -
  QuikTrip               Tulsa, OK.           155,000   1,340,000
483,922      175,662     2010   4-5 Yr.           -
  QuikTrip               a Des Moines, IA.     84,500     557,500
194,314       75,435     2010   4-5 Yr.           -
  QuikTrip               a Johnston, IA.       48,502     476,160
142,984       73,574     2012   4-5 Yr.           -
  QuikTrip               a St. Louis, MO.     152,000   1,575,433
474,664      231,780     2017   4-5 Yr.           -
  QuikTrip               a Des Moines, IA.    183,095     900,000
236,930      113,683     2013   4-5 Yr.           -
  QuikTrip               Norcross, GA.         92,500     834,000
164,860       97,283     2009   4-5 Yr.           -
  QuikTrip               Norcross, GA.         95,500     858,000
169,602      100,117     2009   4-5 Yr.           -
  QuikTrip               a Clive, IA.         325,605     393,814
66,063      130,874     2015   4-5 Yr            -
  QuikTrip               Alpharetta, GA       148,585   1,324,000
226,187      149,472     2016   4-5 Yr            -
  QuikTrip               Gainesville, GA.     122,927   1,227,923
172,250      157,500     2012   4-5 Yr.           -
  QuikTrip               Woodstock, GA.       151,800   1,328,200
171,559      155,400     2013   4-5 Yr.           -
  Kum & Go               Omaha, NE.            44,110     128,574
128,574       30,838     2003                     -
  Gate Petroleum         Concord, NC          151,550   1,975,706
5,488       12,239     2021   4-5 Yr.           -
  Gate Petroleum         Rocky Mount, NC      132,202   1,480,210
20,558       67,175     2021   4-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                   2,520,178  18,136,054
4,250,862    2,355,316
                                            ---------  ----------  -----------
-  -----------                     ----------

D. SUPERMARKET
  Nash Finch             Sioux Falls, SD      211,888   2,632,970
205,348      473,610     2018  10-5 Yr.           -
E. Retail
  Academy Sports         Franklin, TN         458,500   3,749,612
76,594      307,785     2019   4-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------

E. OFFICE BUILDINGS
  American Payday Loans  Des Moines, IA.       96,455     137,954
137,954       50,600     2004   1-7 Yr.           -
  Associates Financial
    Serv.                Des Moines, IA.       61,692      55,812
47,858       17,400     2002                     -
  Corporate Headquarters b Des Moines, IA.     25,000     418,222
387,340       43,551     2004   1-3 Yr.           -
  GTech (Sold 11/29.2001)  Des Moines, IA.        -           -             -
30,838                              -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                     183,147     611,988
573,152      142,389
                                            ---------  ----------  -----------
-  -----------                     ----------
F. GARDEN CENTERS
  Tip-Top Nursery        a Glendale, AZ.       66,144     433,057
203,366       90,000     2003   1-5 Yr.           -
  Mike's Garden Center   a Arlington, TX.     200,000   1,700,000
470,009      169,000     2009                     -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                     266,144   2,133,057
673,375      259,000
                                            ---------  ----------  -----------
-  -----------                     ----------
G. OTHER PROPERTIES                            66,408     103,752
103,752       65,820
                                            ---------  ----------  -----------
-  -----------                     ----------
    Totals                                  5,150,932  34,231,293
10,196,018    4,795,749
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

106,000 sq. ft. of land and a 3,200 sq. ft. building leased for $4,300 per month, the lease expires July 1, 2002. 56,000 sq. ft. of unused land is available for development.

(3)	Real Estate, 845 Sixth Avenue, Des Moines, Iowa

This 6,000 square foot concrete block building and lot was purchased in 1974. This building is rented for $1,500 per month, and the lease expires April 30, 2002.

Item 3.	Legal Proceedings.

The Company is not engaged in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

NOT APPLICABLE

PART II

Item 5.	Market for the Company's Common Stock and Related Security Holder
Matters

The Common Stock of the Company (symbol NAPE) is traded on the over-the-counter bulletin board; a product of the National Association of Security Dealers, Inc., sponsored by market makers. Quotations are inter-dealer prices, without retail mark-up, or mark-down, or commission and may not necessarily represent actual transactions. The prices shown below are by calendar quarters for 2001 and 2000. N/A indicates prices were not available.

                       Bid                 Asked
2001	            High     Low         High     Low
1st  Quarter      36.87    36.75       N/A      N/A
2nd  Quarter      37.75    37.00       N/A      N/A
3rd  Quarter      40.00    37.75       N/A      N/A
4th  Quarter      44.10    40.00       N/A      N/A

                       Bid                 Asked
2000              High     Low         High     Low
1st  Quarter      36.25    36.25       N/A      N/A
2nd  Quarter      36.25    36.25       N/A      N/A
3rd  Quarter      36.25    36.25       N/A      N/A
4th  Quarter      37.25    36.25       N/A      N/A



There was a cash dividend of fifteen cents a share paid in 2001. Future dividend declarations will be dependent upon the earnings of the Company, its financial condition, its capital requirements and general business conditions.

There were approximately 600 stockholders of record as of March 1, 2002.

Item 6. Selected Financial Data. (In thousands except for per share amounts)

                                     Year ended December 31,
                             2001      2000      1999      1998      1997
Year ended December 31,
  Lease rental income       4,796     4,353     4,189     3,715     3,492
  Interest and
    dividend income            69        79        83        89        73
  Gain on sale of
    securities                121        10       280        80        24
  Gain on sale of
    property                  490       300         -         -         -
  Net income                2,100     1,679     1,678     1,271     1,143

At December 31,
  Total assets             31,220    24,680    23,701    24,291    20,778
  Long-term debt           10,250     2,600     4,025     5,221     5,265
  Book value-properties &
    equipment              29,220    22,206    21,387    21,833    18,495
  Net Unrealized Gain on
    Marketable Securities     522       839       829     1,003       917
  Stockholders' equity     19,504    17,835    16,276    14,903    13,922

Per Common Share
Net income*                  5.08      4.05      4.02      3.00      2.62
Cash dividends               0.15      0.14      0.12      0.00      0.10
Book value                  47.22     43.04     39.09     35.60     32.27


*Based on weighted average shares outstanding

Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

Liquidity and Capital Resources

At December 31, 2001, the Company's primary sources of liquidity were $341,000 in cash; marketable securities with a market value of approximately $1,439,000; and a $4,750,000 remaining loan balance available on a revolving line of credit with a local bank. (See Note 6 of the Notes to Financial Statements). In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $23,000,000. Management believes that its cash flow from operations and other potential sources of cash will be sufficient to finance current and projected operations.

Each year for many years the Company has reacquired a limited amount of its common stock. During 2001, the Company reacquired 1,300 shares of its outstanding common stock at an average cost of $39.66. During the three years ended December 31, 2001, 5,543 shares were repurchased in the open market and negotiated transactions. The total cost of the reacquired shares amounted to $204,647; an average per share cost of $36.92.

Leases of real property to QuikTrip Corporation represent, in the aggregate, a significant portion of the Company's business in terms of revenues and real estate portfolio. Each lease pertains to an individual convenience store. Rent payments to be made by QuikTrip Corporation under the leases are payable irrespective of the performance of the convenience store location under lease, except that a few of the leases provide for additional rent based on a percentage of merchandise sales at that location in excess of a fixed amount. The terms of the leases are triple-net. The leases have expiration dates and renewal options as shown in the table included as part of Item 2. QuikTrip Corporation is a private company which operates convenience stores in seven southern and midwestern states. For its fiscal year ending April 28, 2001, QuikTrip Corporation reported revenues of $2,929,000,000 and net income of $26,000,000. The percentage of the Company's business conducted with QuikTrip Corporation has materially increased in recent years. Management considers this increased concentration of the Company's business with QuikTrip Corporation to be a favorable development and does not believe it represents an unacceptable risk. Management considers QuikTrip Corporation to be a highly desirable commercial tenant. During the course of the Company's dealings with QuikTrip Corporation over more than 20 years, QuikTrip Corporation has made all of its lease payments to the Company on a timely basis. Management has concluded, following its review of the current audited financial statements of the QuikTrip Corporation, that the financial position, operating results and cash flows of QuikTrip Corporation continue to justify confidence in its ability to meet all of its obligations under its leases with the Company.

Results of Operations
2001 Compared to 2000

Net income in 2001 totaled $2,100,000 or $5.08 per share compared with $1,679,000, or $4.05 per share in 2000.

Revenues

Lease revenues in 2001 was $4,796,000 up $443,000 or 10.2% over 2000.  The increase in lease revenues, relative to 2000, was attributable to: (1) the acquisition of a sporting goods store property and two convenience store properties in 2001 and a restaurant property added in September 2000, which when combined added $558,000 to lease revenue in 2001; (2) a decrease in lease revenues of $81,000 due to the disposition of an office building in the current year and two telephone buildings and a garden center in 2000; (3) a decrease of $51,000 in contingent rents based on sales overages, and (4) an increase in lease revenues of $17,000 due to scheduled rent increases for several tenants in 2001.

The Company recorded gains on the sale of securities of $122,000 in 2001, as compared to $10,000 in 2000, while other portfolio income decreased $10,000 from the prior year as a result of the sale of marketable securities.

The Company also recorded a gain of $490,000 from the disposition of its GTech office building in 2001. See discussion in Item 1 above. The sale of two telephone buildings in 2000 resulted in gains totaling $300,000.

Operating Expenses

Operating expenses were $2,226,000 in 2001, up $194,000 or 9.4% from a total of $2,072,000 in 2000. The increase was primarily the result of higher depreciation and interest expense resulting from the acquisition of $7.7 million in new property during 2001 and $1.8 million in new property in September of 2000. Depreciation expense increased $125,000 in 2001 over 2000 as a result of these acquisitions.

Interest expenses increased $45,000 to $512,000 in 2001 due to funding new property acquisitions. The Company borrowed $7.5 million on its credit line and repaid $2.85 million during 2001 resulting in an increase of $4.65 million in debt at December 31, 2001. The average outstanding debt in 2001 was $7,988,000 compared to $5,249,000 in 2000. Partially offsetting the higher average debt was lower interest rates paid by the Company as rates fell from 9% at the beginning of 2001 to 4% at December 31, 2001. The average interest rate paid by the Company in 2001 was 6.4% compared to 8.9% in 2000.

Other general and administrative expense (G & A) include personnel cost, real estate taxes, repairs and cost of corporate functions including legal, accounting, directors, and corporate donations. G & A expenses, excluding donations, increased approximately $59,000 in 2001 over 2000, and primarily reflected increases in compensation cost, property taxes on the Company's Ankeny, Iowa property, repairs and professional fees.

Donations of $270,000 in connection with the exchange of an office building in 2001, noted above, decreased by $35,000 from the prior year.

Provision for Income taxes

The Company's effective income tax rate was 34.6% in 2001, compared to 37.1% in 2000. The lower effective rate for 2001 is the result of reporting the Company's 2001 tax-free exchange of real estate differently for financial and income tax purposes. As noted above, the Company acquired a convenience store property in Concord, North Carolina in this tax-free exchange by paying some cash and giving up its GTech office building located in Des Moines, Iowa. Excluding the effects of the 2001 tax-free exchange, the effective tax rate for 2001 would have been 37.4% compared to 37.1% in 2000 and 37.0% in 1999. The Company follows the accounting policy of not recognizing gain on exchanges but recording the investment in the property acquired in the exchange at the basis of the property given up. The 2001 tax-free exchange of the GTech property involved a gift. Statement of Financial Accounting Standards No. 116 requires that such a gift be recorded at fair market value. Therefore the Company was forced to treat this transaction as an exception to its accounting policy of not recognizing gain on an exchange and recorded a gain on the transactions for financial statement purposes.

Results of Operations
2000 Compared to 1999

Net income in 2000 totaled $1,679,000 or $4.05 per share compared with $1,678,000, or $4.02 per share in 1999.

Lease revenues in 2000 were $4,353,000 up $164,000 or 3.9% over 1999.  The increase in lease revenues, relative to 1999, was attributable to: (1) revenue from the Company's convenience store properties which increased a net $214,000 with the addition in 1999 of the Olathe, Kansas and Lee's Summit, Missouri store properties; (2) the acquisition of a restaurant property in September 2000 which added $65,000 to lease revenues and (3) a decline in lease revenues of $144,000 due to the sale of two telephone service centers and a garden center in 2000 and the sale of the Newton, Iowa land in 1999. Contingent rentals based on overages increased $29,000 in 2000 over 1999.

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

Other general and administrative expenses (excluding donations) as a percentage of revenue remained flat at 4.7% in 2000 and 1999.

The effective income tax rate was 37.0% in 2000 and 1999.

Item 8.   Financial Statements and Supplementary Data.

  Financial statements filed herewith:

    Balance Sheets as of December 31, 2001 and December 31, 2000.

    Statements of Income and Comprehensive Income for the years ended
      December 31, 2001, December 31, 2000 and December 31, 1999.

    Statements of Stockholders' Equity for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.

    Statements of Cash Flows for the years ended December 31, 2001,
      December 31, 2000 and December 31, 1999.

Notes to Financial Statements.

Accountant's Report.


Item 9.    Disagreements on Accounting and Financial Disclosures.

                                   NONE


PART III

In answer to Items 10, 11, 12 and 13 of Part III, the Company incorporates by reference the required information which is contained in its definitive Proxy Statement. The Proxy Statement is for the 2002 annual meeting of stockholders and will be filed with the Commission not later than 120 days after December 31, 2001.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a)  List the following documents filed as part of this report.
          1.   All financial statements.
                 See Item 8 of Part II.
          2.   Financial statement schedules.
                 Schedule III as of December 31, 2001.
                 Note to schedule III as of December 31, 2001 and 2000.
          All other Schedules are omitted because they are inapplicable or not required.
     (b) The Company filed no report on Form 8-K during the last quarter of 2001.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __3/15/02__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __3/15/02__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


DIRECTORS OF THE COMPANY

Date  __3/15/02__          By _____/S/__William_D._Buzard________
                               William D. Buzard

Date  __3/15/02__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __3/15/02__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __3/15/02__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson


NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
Certified Public Accountants

Board of Directors and Stockholders
National Properties Corporation


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of National Properties Corporation as of December 31, 2001 and 2000 and the related statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

February 7, 2002
West Des Moines, Iowa

1501 - 42nd Street, Suite 130, West Des Moines, IA 50266-3500, Phone (515)
223-0221    Fax: (515) 223-1030


NATIONAL PROPERTIES CORPORATION BALANCE SHEETS
                                                               December 31,
                                                             2001        2000
ASSETS

CURRENT ASSETS
  Cash                                                    340,793      95,212
  Mortgage receivable - current portion                    55,978     137,747
  Receivable                                               14,126          -
  Other                                                    49,835      23,834
                                                       ----------  ----------
    Total current assets                                  460,732     256,793
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, AT COST - Notes 2 and 6
  Land                                                  5,150,932   4,424,679
  Buildings and improvements                           34,231,292  27,200,718
  Furniture and equipment                                 115,747     102,184
                                                       ----------  ----------
                                                       39,497,971  31,727,581
  Less-accumulated depreciation                        10,277,759   9,521,149
                                                       ----------  ----------
    Property and equipment-net                         29,220,212  22,206,432
                                                       ----------  ----------

OTHER ASSETS
  Marketable securities, at market value-Note 4         1,438,706   2,016,664
  Mortgage receivable - long term portion Note 1          100,000     200,000
                                                       ----------  ----------
    Total other assets                                  1,538,706   2,216,664
                                                       ----------  ----------
                                                       31,219,650  24,679,889
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          2,598       2,946
  Notes payable - Note 5                                       -    3,000,000
  Accrued liabilities                                     116,434     101,172
  Advance rents                                           283,754      50,292
  Federal and state income taxes                               -       33,976
                                                       ----------  ----------
    Total current liabilities                             402,786   3,188,386
                                                       ----------  ----------
LONG-TERM DEBT - Note 6                                10,250,000   2,600,000
                                                       ----------  ----------
DEFERRED INCOME TAXES                                   1,062,478   1,056,274
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued - (2001-413,073 shares; 2000-414,373 shares)   413,073     414,373
  Retained earnings                                    18,569,367  16,581,528
  Accumulated other comprehensive income                  521,946     839,328
                                                       ----------  ----------
    Total stockholders' equity                         19,504,386  17,835,229
                                                       ----------  ----------
                                                       31,219,650  24,679,889
                                                       ==========  ==========

See Notes to Financial Statements


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND C0MPREHENSIVE INCOME
For the years ended December 31, 2001, 2000 and 1999

STATEMENTS OF INCOME                              2001        2000        1999
REVENUES
  Lease rental income                        4,795,749   4,352,963   4,189,262
  Dividend and interest income                  68,717      79,061      82,883
  Gain on sale of securities                   121,701       9,931     280,051
  Gain on sale of property                     489,832     299,758           -
                                            ----------  ----------  ----------
    Total revenues                           5,475,999   4,741,713   4,552,196
                                            ----------  ----------  ----------


EXPENSES
  Depreciation                                 919,723     795,114     879,267
  Interest                                     512,362     466,737     531,958
  Salaries and wages                           241,101     234,227     213,157
  Property, payroll and misc. taxes             96,263      68,995      56,532
  Other                                        496,214     506,462     205,147
                                            ----------  ----------  ----------
    Total expenses                           2,265,663   2,071,535   1,886,061
                                            ----------  ----------  ----------
    Income before income taxes               3,210,336   2,670,178   2,666,135

INCOME TAXES-Note 3                          1,110,180     991,051     987,710
                                            ----------  ----------  ----------
    Net income                               2,100,156   1,679,127   1,678,425
                                            ----------  ----------  ----------

Other comprehensive income:
  Unrealized holding gains on
   marketable securities arising during
   period                                    (377,327)     25,808        6,724
  Less reclassification adjustment for
   gains included in net income               121,701       9,931      280,051
  Less (income tax) benefit applicable to
   unrealized holding gains and losses        181,646      (5,779)      99,491
                                            ----------  ----------  ----------
Other comprehensive income, net of tax       (317,382)     10,098    (173,836)
                                            ----------  ----------  ----------
    Comprehensive income                    1,782,774   1,689,225    1,504,589
                                            ==========  ==========  ==========

Net income per share                             5.08        4.05         4.02
Weighted average common shares outstanding    413,560     414,743      417,437

See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the three years ended December 31, 2001, 2000 and 1999

STATEMENTS OF STOCKHOLDER'S EQUITY
                                                                   Accumulated
                                                                     Other
                                                Common  Retained Comprehensive
                                                Stock   Earnings     Income
                                            ----------  ----------  ----------
  Balances December 31, 1998                   418,616  13,481,312   1,003,066
    Net income - 1999                               -    1,678,425          -
    Purchase and retirement of common stock     (2,263)    (79,105)         -
    Cash dividend - 12 cents per share               -     (50,313)         -
    Change in comprehensive income                   -         -     (173,836)
                                            ----------  ----------  ----------
  Balances December 31, 1999                   416,353  15,030,319     829,230
    Net income - 2000                                -   1,679,127          -
    Purchase and retirement of common stock     (1,980)    (69,836)         -
    Cash dividend - 14 cents per share               -     (58,082)         -
    Change in comprehensive income                   -          -       10,098
                                            ----------  ----------  ----------
  Balances December 31, 2000                   414,373  16,581,528     839,328
    Net income - 2001                               -    2,100,156          -
    Purchase and retirement of common stock     (1,300)    (50,262)         -
    Cash dividend - 15 cents per share               -     (62,055)         -
    Change in comprehensive income                   -           -   (317,382)
                                            ----------  ----------  ----------
  Balances December 31, 2001                   413,073  18,569,367     521,946
                                            ==========  ==========  ==========


See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999

                                                   Increase(Decrease) in Cash
                                                 2001        2000        1999
                                            ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                 2,100,156   1,679,127   1,678,425
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization              934,650     801,101     886,395
    Deferred income taxes                      187,850      68,808      85,296
    Gain on sale of securities                (121,701)     (9,931)  (280,051)
    Gain on sale of property                  (489,832)   (299,758)         -
    Changes in assets and liabilities:
      Accounts receivable                      (14,126)          -          -
      Prepaid expenses                          (5,192)         92         737
      Accounts payable and accrued expenses    248,376    (251,878)    113,097
      Federal and state income taxes           (69,712)    (67,595)     42,228
                                            ----------  ----------  ----------
  Net cash provided by operations            2,770,469   1,919,966   2,526,127
                                            ----------  ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment       (7,703,341) (1,820,095)  (433,091)
  Increase on mortgage note receivable              -     (350,000)         -
  Payments received on mortgage notes          181,769      12,253          -
  Purchase of securities                            -       (8,794)         -
  Proceeds sale of securities                  200,631      15,031     289,611
  Proceeds sale of property                    259,670     504,921          -
                                            ----------  ----------  ----------
  Net cash used in
   investing activities	                    (7,061,271) (1,646,684)  (143,480)
                                            ----------  ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on credit lines                 7,500,000   2,175,000     550,000
  Repayments of credit line borrowings      (2,850,000) (2,500,000)(2,525,000)
  Principal payments on mortgage Notes              -      (10,482)  (128,649)
  Dividends paid                               (62,055)    (58,082)   (50,313)
  Purchase of treasury stock                   (51,562)    (71,816)   (81,368)
                                            ----------  ----------  ----------
  Net cash provided by (used) in
   financing activities                      4,536,383    (465,380)(2,235,330)
                                            ----------  ----------  ----------
Net increase (decrease) in cash                245,581    (192,098)    147,317
Cash at beginning of year                       95,212     287,310     139,993
                                            ----------  ----------  ----------
Cash at the end of year                        340,793      95,212     287,310
                                            ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                           512,362     466,737     533,117
    Income tax payments                        992,042     989,838     860,186

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real estate:
  Basis of property received                        -    1,941,624     716,599
  Less cash paid                                    -    1,816,624     431,467
                                            ----------  ----------   ---------
  Basis of property given up                        -      125,000     285,132
                                            ==========  ==========   =========


See Notes to Financial Statements


NOTES TO FINANCIAL STATEMENTS
SUMMARY OF ACCOUNTING POLICIES

The Company: National Properties Corporation is a lessor of commercial real estate to tenants, under net lease arrangements. The Company seeks to acquire or develop real estate for lease to commercial tenants anywhere in the United States. The Company currently owns property located in Arizona, Colorado, Georgia, Iowa, Kansas, Missouri, Nebraska, North Carolina, Oklahoma, South Dakota, Tennessee, and Texas.

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

Exchange of Nonmonetary Assets: Real estate investments acquired or developed by the Company are not held for resale, but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property. The Company accounts for these nonmonetary transactions in accordance with Accounting Principal Boards Opinion #29 "Accounting for Nonmonetary Transaction", by recording the property received in the exchange at the recorded amount of the property surrendered. Therefore, no gain or loss is recognized on the disposed property.

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2001 and 2000, the Company determined that none of its long-lived assets had been impaired and therefore the Company did not adjust the carrying amounts of such assets.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding of 413,560 in 2001; 414,743 in 2000 and 417,437 in 1999.

Profit-Sharing Plan: The Company has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Company's contribution to the plan was $35,547 in 2001, $33,508 in 2000 and $31,625 in 1999.

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

Reclassifications: Certain prior amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Adoption of SFAS 144 is required beginning in 2002.
Management does not expect the adoption of SFAS 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to the recognition of revenue. The Company has evaluated the impact of the reporting requirements of SAB No. 101 and has determined that there will be no material impact on its results of operations, financial position or cash flows.

NOTE 1 - MORTGAGE RECEIVABLE

The Company holds a mortgage note dated June 15, 2000 in the original amount of $350,000 from Mike's Garden Centers, Inc., a Texas corporation. The mortgage is payable to the Company as follows: June 30, 2001 - $150,000, June 30, 2002 - $100,000 and June 30, 2003 - $100,000. Accrued interest on the note is due and payable monthly at 10%. The mortgage is collateralized by commercial real estate located in Dallas, Texas. The mortgagor is making monthly payments of $4,918 which includes interest at 10%, in addition to the principal payments required under the note. The outstanding balance on the mortgage note at December 31, 2001 was $155,978.

NOTE 2 - PROPERTIES UNDER LEASE

The Company is the lessor of commercial real estate under noncancelable operating leases requiring fixed and contingent rentals through the year 2021. Contingent rentals based on sales overages amounted to $92,618 in 2001; $143,864 in 2000; and $115,479 in 1999. The following is a schedule of future minimum rentals at December 31, 2001, not including renewal options and contingent rentals.

     Year ended December 31,                        Amount
            2002                                   5,033,000
            2003                                   4,887,815
            2004                                   4,712,299
            2005                                   4,203,920
            2006                                   4,023,729
            Subsequent years                      35,888,912
                                                  ----------
            Aggregate future minimum rentals      58,749,675
                                                  ==========



NOTE 3 - INCOME TAXES

Income tax expense for the years ended December 31, 2001, 2000 and 1999 is comprised of the following:

                                                2001        2000        1999
                                            ----------  ----------  ----------
Current
  Federal                                     787,787     779,269      764,749
  States                                      134,543     142,974      137,665
                                            ----------  ----------  ----------
    Total current                             922,330     922,243      902,414
Deferred                                      187,850      68,808       85,296
                                            ----------  ----------  ----------
                                            1,110,180     991,051      987,710
                                            ==========  ==========  ==========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability in the balance sheet as of December 31, 2001 and 2000 are related to the following:

                                                  2001       2000
                                            ----------  ---------
Deferred tax liabilities:
  Buildings                                 $   784,190 $  592,904
  Marketable securities                         298,724    480,370
                                             ----------  ---------
    Total deferred tax liabilities            1,082,914  1,073,274
                                             ----------  ---------

Deferred tax assets:
  Contribution carryovers                       20,436      17,000
                                             ----------  ---------
Net deferred tax liabilities                $1,062,478  $1,056,274
                                             ==========  =========

A reconciliation of the Company's U.S. federal tax rate is as follows:

For the year ended December, 31:                 2001        2000        1999
                                            ----------  ----------  ----------

Statutory rate                                   34.0%       34.0%      34.0%
State taxes, net of federal tax benefit           2.8         3.5        3.6
Decreases resulting from:
  Dividend exclusion                             (0.3)       (0.5)      (0.6)
  Contribution deduction in excess of cost       (1.9)         -          -
  Other                                           -           0.1         -
                                            ----------  ----------  ----------
Effective rate                                   34.6%       37.1%      37.0%
                                            ==========  ==========  ==========


NOTE 4 - MARKETABLE SECURITIES

The Company's marketable securities consist of equity securities and were carried at fair market value. At December 31, 2001, marketable securities available-for-sale had an aggregate market value of $1,438,706 and a cost of $618,036 resulting in a gross unrealized gain of $820,670. At December 31, 2000, marketable securities had an aggregate market value of $2,016,664 and a cost of $696,966 for a gross unrealized gain of $1,319,698. The increase or decrease in unrealized holding gains each year is shown as other comprehensive income in the statement of income and comprehensive income.

The Company had gross realized gains of $121,701, $9,931 and $280,051 on the sale of marketable securities during 2001, 2000 and 1999 respectively and no realized losses. Gains on sales were based on the cost of the securities using the specific identification method.

NOTE 5 - NOTES PAYABLE - BANK

As of December 31, 2000, the Company had a $3,000,000 unsecured working capital line of credit with Wells Fargo Bank. The credit line which has been in effect for several years was created to facilitate the Company's real estate acquisitions. Borrowings bear interest at 0.50% less than the bank's base (Prime) rate floating. No compensating balance is required but a non-usage fee of 1/8 of 1% is payable quarterly to the bank on the unused portion of the line. As of December 31, 2000, there was a $3,000,000 outstanding balance on this loan.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                December 31,
                                            Rate            2001        2000
                                         ----------     ----------  ----------
Wells Fargo Bank, N.A.
  Due 2003                                  4.0%%       10,250,000          -

Wells Fargo Bank, N.A.
  Due 2006                                  9.00%               -    2,100,000

Wells Fargo Bank, N.A.
  Due 2004                                  9.00%               -      500,000
                                                        ----------  ----------
                                                        10,250,000   2,600,000
                                                        ==========  ==========


The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The new credit facility which replaced the three credit lines the Company had with Wells Fargo Bank, permits the Company to borrow up to $15,000,000. At December 31, 2001, $10,250,000 was outstanding under the agreement which was used to fund property acquisitions. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At December 31, 2001, the outstanding balance accrued interest at 4.00%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow as defined in the agreement of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The line of credit is secured by first mortgages on ten properties that had a net book value of $6,219,000 at December 31, 2001.

As of December 31, 2000, the Company had a $6,000,000 10-year, revolving credit line with Wells Fargo Bank N.A. The $6,000,000 loan commitment reduces $600,000 beginning December 31, 1997, and each year thereafter until final maturity on December 31, 2006. Borrowings secured by first mortgages on various properties, bear interest at 0.50% less than the bank's base (Prime) rate floating, and no compensating balance is required. As of December 31, 2000, the outstanding balance on this loan was $2,100,000.

As of December 31, 2000, the Company had a $3,000,000 10-year revolving loan with Wells Fargo Bank N.A. The credit line reduces $300,000 beginning December 31, 1995, and each year thereafter until final maturity on December 31, 2004. Borrowings secured by first mortgages on properties, bear interest at 0.50% less than the bank's base (Prime) rate floating. At December 31, 2000, the outstanding balance on this loan was $500,000.

NOTE 7 - REVENUE FROM MAJOR TENANTS

Lease revenue from three major tenants was $3,175,942, $3,222,087 and $2,985,835 for the years ended December 31, 2001, 2000 and 1999 respectively, representing approximately 66% of total rental income for 2001, 74% for 2000, and 71% for 1999. Rents from these major tenants by industry were as follows:


                           2001               2000               1999
                           ----               ----               ----

Industry                Revenue   %        Revenue   %        Revenue    %

Convenience stores     2,245,064 46.8     2,285,611 52.5     2,059,567 49.2
Restaurants              457,268  9.5       462,866 10.6       452,658 10.8
Supermarket              473,610  9.9       473,610 10.9       473,610 11.3
                       --------- ----     --------- ----     --------- ----
                       3,175,942 66.2     3,222,087 74.0     2,985,835 71.3
                       ========= ====     ========= ====     ========= ====



NOTE 8 - QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                  Quarter
                              First        Second         Third        Fourth
                         ----------    ----------    ----------    ----------

2001
  Revenues                1,209,828     1,263,198     1,211,806     1,791,167
  Net Income                437,519       488,927       445,365       728,345
  Per share                   $1.06         $1.18         $1.08         $1.76

2000
  Revenues                1,309,986     1,263,215     1,050,409     1,118,103
  Net Income                453,638       422,821       387,621       415,047
  Per share                   $1.09         $1.02         $0.93         $1.01


NATIONAL PROPERTIES CORPORATION

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Description         Encum-       Initial costs   Cost capi-     Gross
Accumulated     Date ac-    Life on
                    brances      to company      talized        amount at
depreciation    quired      which de-
                                                 subsequent     which car-
preciation
                                                 to acquis-     ried at
in latest in-
                                                 tion           close of
come state-
                                                                period
ment is

computed
Academy Sports
  Nashville, TN    $     -         3,749,612            -         3,749,612
76,594         03/15/01   39
Econofoods
  Sioux Falls, SD        -         2,632,970            -         2,632,970
205,348         12/01/98   39
Zio's Restaurant
  Aurora, CO             -         1,744,624            -         1,744,624
55,918         09/22/01   39
Gate Petroleum
  Concord, NC            -         1,975,706            -         1,975,706
5,488         12/10/01   30
Other Properties    10,250,000    23,135,312         993,069     24,128,381
9,852,888         1976/2001  15/39
                    ----------   -----------      ----------     ----------
----------
    Totals         $10,250,000   $33,238,224      $  993,069    $34,231,293
$10,196,236
                    ==========   ===========      ==========    ===========
==========
                                     (1)


NOTE TO SCHEDULE III
                                                 Real  Estate
                                          Buildings and Improvements
                                     2001            2000            1999
Balance, Beginning of period     $27,200,718     $27,013,359     $27,006,700
  additions                        7,205,527       1,744,624         657,019
                                 -----------     -----------     -----------
                                  34,406,245      28,757,983      27,663,719
  Reductions                         174,953       1,557,265         650,360
                                 -----------     -----------     -----------
Balance, End of period           $34,231,292     $27,200,718     $27,013,359
                                 ===========     ===========     ===========


                                           Accumulated Depreciation
                                          Buildings and Improvements
                                     2001            2000            1999
Balance, Beginning of period     $ 9,435,182     $10,014,348     $ 9,787,130
  additions                          912,170         787,622         871,411
                                 -----------     -----------     -----------
                                  10,347,352      10,801,970      10,658,541
  Reductions                         151,116       1,366,788         644,193
                                 -----------     -----------     -----------
Balance, End of period           $10,196,236     $ 9,435,182     $10,014,348
                                 ===========     ===========     ===========

(1)  Land costs totaling $5,150,932 not included.
