Form 10-Q
period 2002-03-31
NATIONAL PROPERTIES CORP
filed 2002-05-10
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2002         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
412,823 SHARES AS OF APRIL 30, 2002

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             March 31,    December 31,
                                                 2002            2001
CURRENT ASSETS
Cash                                          304,633         340,793
Mortgage receivable, current portion           45,037          55,978
Receivable                                         -           14,126
Other                                           9,931          49,835
                                           ----------      ----------
Total current assets                          359,601         460,732
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        5,150,932       5,150,932
Buildings and improvements                 34,231,292      34,231,292
Furniture and equipment                       115,747         115,747
                                           ----------      ----------
                                           39,497,971      39,497,971

Less - accumulated depreciation            10,525,757      10,277,759
                                           ----------      ----------
Property and equipment - net               28,972,214      29,220,212
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,400,456       1,438,706
Mortgage receivable, long term portion        100,000         100,000
                                           ----------      ----------
Total other assets                          1,500,456       1,538,706
                                           ----------      ----------
                                           30,832,271      31,219,650
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               20,180           2,598
Accrued liabilities                           128,383         116,434
Advance rents                                 234,642         283,754
Federal and state income taxes                228,794              -
                                           ----------      ----------
Total current liabilities                     611,999         402,786
                                           ----------      ----------
LONG-TERM DEBT                              9,100,000      10,250,000
                                           ----------      ----------
DEFERRED INCOME TAXES                       1,089,738       1,062,478
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2002-412,823 shares; 2001-413,073 shares)    412,823         413,073
Retained earnings                          19,104,342      18,569,367
Accumulated other comprehensive income        513,369         521,946
                                           ----------      ----------
Total stockholders' equity                 20,030,534      19,504,386
                                           ----------      ----------
                                           30,832,271       31,219,650
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                    For Quarter Ended
                                                        March 31,
                                                 2002            2001
Income
Lease rental income                         1,340,336       1,190,249
Dividend and interest income                   10,574          19,579
Gain on sale of securities                     21,424              -
                                              -------         -------
Total income                                1,372,334       1,209,828
                                              -------         -------
Expenses
Depreciation                                  247,998         222,122
Interest                                       96,991         132,523
Salaries and wages                             63,407          64,630
Property, payroll
and misc. taxes                                24,259          20,989
Other expenses                                 73,409          75,145
                                              -------         -------
Total expenses                                506,064         515,409
                                              -------         -------

Income before income taxes                    866,270         694,419
Federal and State income taxes                320,520         256,900
                                              -------         -------
Net income                                    545,750         437,519
                                              -------         -------

Other comprehensive income (Losses):
Unrealized holding gains (losses) on
marketable securities arising
during the period                               7,937       (248,396)
Less reclassification adjustment for
gains included in net income                   21,424              -
Less income tax benefit related
to unrealized holding losses                    4,910          90,370
                                              -------         -------
Other comprehensive income (losses)
net of tax                                     (8,577)       (158,026)
                                              -------         -------
Comprehensive income                          537,173         279,493
                                              =======         =======

Net income per share of common stock            $1.32           $1.06
Weighted average shares
outstanding                                   412,948         414,206
Dividends per share                              None            None



NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS



                                                         For Quarter Ended
                                                             March 31,
                                                        2002          2001
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           545,750       437,519
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                         247,998       222,122
Deferred income taxes                                 32,170        26,529
Gain on sale of securities                           (21,424)           -
Changes in assets and liabilities:
Accounts receivable                                   14,126        (5,003)
Prepaid expenses and deferred charges                  4,168        16,574
Accounts payable and accrued expenses                 29,531        (4,745)
Federal and State income taxes                       264,530       184,146
Advance rents                                        (49,112)      181,793
                                                    --------      --------
Net cash provided by operations                    1,067,737     1,058,935
                                                    --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property                                      -     (4,208,112)
Proceeds from sale of securities                      46,187            -
Principal received on mortgage note                   10,941         6,359
                                                    --------      --------

Net cash provided by (used in)
investing activities                                  57,128    (4,201,753)
                                                    --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                               -       4,100,000
Payments on credit line borrowings                (1,150,000)     (775,000)
Purchase of treasury stock                           (11,025)       (7,350)
                                                    --------      --------
Net cash provided by (used in)
financing activities                              (1,161,025)    3,317,650
                                                    --------      --------

Net change in cash                                   (36,160)      174,832
Cash at beginning of period                          340,793        95,212
                                                    --------      --------
Cash at end of period                                304,633       270,044
                                                    ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                      63,710       132,523
Income tax payments                                   23,820        46,225

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheets, statements of income and comprehensive income, and statements of cash flow at March 31, 2002 and 2001 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

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

Certain prior amounts have been reclassified to conform to the current period presentation.

Mortgage Note Receivable

In July 2000, the Company sold real estate for $500,000 receiving $150,000 cash and a promissory note for $350,000. The note provides for interest at 10% and is secured by the real estate. Payments under the note are to be received as follows: $150,000 on June 30, 2001; $100,000 on June 30, 2002; and $100,000 on June
30, 2003. The mortgagor is also making monthly payments of $4,918 which includes interest at 10.0%.

Long Term Debt

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The new credit facility which replaced the three credit lines the Company had with Wells Fargo Bank, permits the Company to borrow up to $15,000,000. At March 31, 2002, $9,100,000 was outstanding under the agreement which was used to fund property acquisitions. The revolving period of the agreement provides for annual extensions each April 30th (currently extended through April 30, 2003) at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At March 31, 2002, the outstanding balance accrued interest at 4.00%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations of additional borrowings and maintaining a minimum free cash flow, as defined in the agreement, of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The line of credit is secured by first mortgages on ten properties that had a net book value of $6,140,000 at March 31, 2002.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants.

Operating Results

Net income increased 24.7% in the first quarter of 2002 over the same period in 2001.

Lease revenues in the first quarter of 2002 were $1,340,000 compared to $1,190,000 in the first quarter of 2001, an increase of $150,000. The increase in lease revenues, relative to the first quarter of 2001, was attributable to: (1) the acquisition of a sporting goods store property and two convenience store properties in 2001, which in the aggregate, added $172,000 to lease revenues for the first quarter of 2002, (2) a decrease in lease revenues of $11,000 due to the disposition of the GTech office building in December 2001, (3) a decrease of $21,000 in contingent rents based on sales overages, and (4) an increase in lease revenues of $10,000 due to scheduled rent increases provided in the leases for several tenants.

The Company recorded gains of $21,000 from the sale of marketable securities in the first quarter of 2002 compared to no gains or losses for the same period in 2001.

Investment income declined by $9,000 in the first quarter of 2002 compared to 2001 as management continues to reduce its portfolio of equity securities and a mortgage note receivable gets paid down.

Operating expenses totaled $506,000 in the first quarter of 2002 compared to $515,000 for the same period a year ago. The decrease in total expenses was primarily the result of a decrease in interest expense on outstanding borrowings on the Company's line of credit. Interest expense declined $35,000 in the first quarter from the same period a year ago due to the decline in interest rates. The average outstanding debt in the first quarter of 2002 was $9,669,000 compared to $6,200,000 in 2001.
The average interest rate on borrowings in the first quarter of 2002 was 4% compared to 8.5% for the first quarter of 2001.

Depreciation expense increased $26,000 in 2002 over 2001 as a result of the acquisition of three properties in 2001 mentioned above.

Other general and administrative expenses for the first quarter of 2002 totaled $161,000 and were approximately the same as in the first quarter of 2001.

Earnings per share increased $0.26 to $1.32 per share in the first quarter of 2002 over the $1.06 a share for 2001.

Liquidity

As of March 31, 2002, the Company's main sources of liquidity consisted of $305,000 cash, marketable securities having a market value of approximately $1,400,000 and $5,900,000 remaining loan balance available on its revolving credit line with a local bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $22,800,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

PART II.    OTHER INFORMATION.

                No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __5/10/02__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __5/10/02__               By _____/S/__Kristine_M. Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, Treasurer