Form 10-Q
period 2002-06-30
NATIONAL PROPERTIES CORP
filed 2002-07-31
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2002         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
412,423 SHARES AS OF JUNE 30, 2002

PART I.	FINANCIAL INFORMATION
		Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             June 30,    December 31,
                                                 2002            2001
CURRENT ASSETS
Cash                                          139,624         340,793
Mortgage receivable, current portion               -           55,978
Receivable                                         -           14,126
Other                                           5,902          49,835
                                           ----------      ----------
Total current assets                          145,526         460,732
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        5,402,932       5,150,932
Buildings and improvements                 37,479,292      34,231,292
Furniture and equipment                       115,747         115,747
                                           ----------      ----------
                                           42,997,971      39,497,971

Less - accumulated depreciation            10,800,822      10,277,759
                                           ----------      ----------
Property and equipment - net               32,197,149      29,220,212
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,222,005       1,438,706
Mortgage receivable, long term portion             -          100,000
                                           ----------      ----------
Total other assets                          1,222,005       1,538,706
                                           ----------      ----------
                                           33,564,680      31,219,650
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                6,174           2,598
Accrued liabilities                           244,044         116,434
Advance rents                                  61,302         283,754
Federal and state income taxes                 48,003              -
                                           ----------      ----------
Total current liabilities                     359,523         402,786
                                           ----------      ----------
LONG-TERM DEBT                             11,800,000      10,250,000
                                           ----------      ----------
DEFERRED INCOME TAXES                       1,058,180       1,062,478
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2002-412,423 shares; 2001-413,073  shares)   412,423         413,073
Retained earnings                          19,531,644      18,569,367
Accumulated other comprehensive income        402,910         521,946
                                           ----------      ----------
Total stockholders' equity                 20,346,977      19,504,386
                                           ----------      ----------
                                           33,564,680      31,219,650
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

                                     Three Months Ended     Six Months
Ended
                                          June 30,              June 30,
                                      2002       2001       2002       2001
Income
Lease rental income              1,309,199  1,175,233  2,649,535  2,365,482
Dividend and interest income        15,128     22,351     25,702     41,930
Gain on sale of securities          12,924     65,614     34,348     65,614
                                 ---------  ---------  ---------  ---------
Total income                     1,337,251  1,263,198  2,709,585  2,473,026
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       275,065    223,848    523,063    445,970
Interest                           106,738    144,473    203,729    276,996
Salaries and wages                  60,004     58,690    123,411    123,320
Property, payroll
and misc. taxes                     18,785     14,379     43,044     35,368
Other expenses                      64,509     45,678    137,918    120,823
                                 ---------  ---------  ---------  ---------
Total expenses                     525,101    487,068  1,031,165  1,002,477
                                 ---------  ---------  ---------  ---------

Income before income taxes         812,150    776,130  1,678,420  1,470,549
Federal and State income taxes     300,495    287,203    621,015    544,103
                                 ---------  ---------  ---------  ---------
Net income                         511,655    488,927  1,057,405    926,446
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding losses
on marketable securities arising
during the period                 (173,677)  (108,426)  (187,164)
(356,822)
Less income tax benefit related
to unrealized holding losses        63,218     39,513     68,128    129,883
                                 ---------  ---------  ---------  ---------
Other comprehensive losses
net of tax                        (110,459)   (68,913)  (119,036)
(226,939)
                                 ---------  ---------  ---------  ---------
Comprehensive income               401,196    420,014    938,369    699,507
                                 =========  =========  =========  =========

Net income per share                 $1.24      $1.18      $2.56      $2.24
Weighted average shares
outstanding                        412,804    413,915    412,661    413,915
Cash Dividends declared per share    $0.16      $0.15      $0.16      $0.15


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               June 30,
                                                          2002
2001
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           1,057,405
926,446
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          523,063
445,970
Deferred income taxes                                   63,830
53,059
Gain on sale of securities                             (34,348)
(65,614)
Changes in assets and liabilities:
Accounts receivable                                     14,126            -
Prepaid expenses                                         8,198
19,430
Accounts payable and accrued liabilities                65,198
45,781
Federal and State income taxes                          83,739
(25,318)
Advance rents                                         (222,452)
157,029
                                                     ---------     --------
-
Net cash provided by operations                      1,558,759
1,556,783
                                                     ---------     --------
-

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                 (3,500,000)
(4,211,565)
Proceeds from sale of securities                        63,885
83,839
Principal received on mortgage note                    155,978
164,128
                                                     ---------     --------
-
Net cash used in investing activities               (3,280,137)
(3,963,598)
                                                     ---------     --------
-

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                           3,425,000
4,100,000
Repayments - credit line borrowings                 (1,875,000)
(1,350,000)
Purchase of treasury stock                             (29,791)
(24,938)
                                                     ---------     --------
-
Net cash provided by financing activities            1,520,209
2,725,062
                                                     ---------     --------
-

Net increase (decrease) in cash                       (201,169)
318,247
Cash at beginning of period                            340,793
95,212
                                                      --------      -------
-
Cash at end of period                                  139,624
413,459
                                                     =========
=========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense                                       162,949
276,996
Income tax payments                                    473,446
516,362

Noncash investing and financing transactions:
cash dividends declared                                 65,988
62,055

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheets, statements of income and comprehensive income, and statements of cash flows at June 30, 2002 and 2001 and the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

The Company has adopted, effective January 1, 1998, the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of FAS No. 130 on the Company's interim financial statements is to present in the statement of income, unrealized gains and losses on marketable securities net of income taxes.

Certain prior amounts have been reclassified to conform to the current period presentation.

Mortgage Note Receivable

In July 2000, the Company sold real estate for $500,000 receiving $150,000 cash and a promissory note for $350,000. The note provides for interest at 10% and is secured by the real estate. Payments under the note are to be received as follows: $150,000 on June 30, 2001; $100,000 on June 30, 2002;
and $100,000 on June 30, 2003. The mortgagor is making monthly payments of $4,918 which includes interest at 10.0%, in addition to the principal payments provided under the note. The note was paid in full in June, 2002.

Long Term Debt

The Company has a revolving credit agreement dated February 8, 2001 with Wells Fargo Bank, N.A. The new credit facility permits the Company to borrow up to $15,000,000 through April 30, 2004. At June 30, 2002, $11,800,000 was outstanding under the agreement which was used to fund property acquisitions. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At June 30, 2002, the outstanding balance accrued interest at 4.00%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow, as defined in the agreement, of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The line of credit is secured by first mortgages on ten properties.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants.

In May 2002, the Company completed the purchase of a property in College Station, Texas at a cost of $3,500,000. The property is leased to Academy LTD. (a Texas limited partnership), a full-line sporting goods retailer, on a net lease basis for a term of twenty years that commenced May 15, 2002. The lease provides for annual rents of $327,250 during the first ten years and $359,975 during the last ten years of the lease term. Funds required for the purchase were drawn on the Company's bank credit line.

At the Company's annual meeting of Stockholders held May 17, 2002, the Company declared a $0.16 per share dividend to be paid July 31, 2002 to stockholders of record on June 28, 2002. The dividend amounts to $65,988.

Operating Results

Lease revenues in the first half of 2002 were $2,650,000 compared to $2,365,000 for the same period in 2001, an increase of $285,000 or 12%.
The increase in lease revenues relative to the first six months of 2001, was attributable to: (1) The acquisition of two convenience store properties and a sporting goods property in 2001, and a sporting goods property in May, 2002, which added $307,000 to lease revenue, (2) a decrease in lease revenue of $23,000 resulting from the sale of the GTech property in December 2001, (3) a decrease of $21,000 in contingent rents based on sales overages, and (4) other scheduled rent increases of $22,000.

A decrease in interest income on the Company's mortgage note receivable was the primary reason for the decline in investment income over the same period in 2001. In addition the Company realized capital gains of $34,000 from the sale of securities in 2002 compared to $66,000 in 2001.

Operating expenses totaled $1,031,000 in the first half of 2002 compared to $1,002,000 for the same period in 2001, an increase of $29,000.

Depreciation expense increased $77,000 in the first half of 2002 over the same period in 2001 as a result of the property acquisitions in 2002 and 2001, referred to above.

Interest expense for the first six months of 2002 totaled $204,000 compared to $277,000 for the same period in 2001, a decrease of $73,000. During the first half of 2002, the Company borrowed $3,425,000 on its credit line and repaid $1,875,000, resulting in an increase of $1,550,000 in debt at June 30, 2002. The average outstanding debt in the first six month of 2002 was $10,186,000 compared to $7,229,000 for the same period in 2001. Offsetting the higher average debt was lower interest rates paid by the Company as rates fell from 9% at the beginning of 2001 to 4% at December 31, 2001.
The average rate paid by the Company in 2002 was 4% compared to 7.7% for the first six months of 2001.

Other general and administrative expenses increased $25,000 in 2002 over 2001 due primarily to increase in real estate taxes, employee benefits, repairs and insurance expenses.

Net income increased 14% in the first half of 2002 from the same period in 2001, after deducting income taxes at the effective rate of 37%.

Liquidity

As of June 30, 2002, the Company's main sources of liquidity consisted of $140,000 cash, marketable securities having a market value of approximately $1,222,000 and $3,200,000 remaining loan balance available on its revolving credit line with a local bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $19,000,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

PART II.     OTHER INFORMATION.

                  No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION



Date  __7/31/02__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __7/31/02__               By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, and Treasurer