Form 10-Q/A
period 2002-06-30
NATIONAL PROPERTIES CORP
filed 2002-08-09
CIK 70453

FORM 10-Q/A

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

NATIONAL PROPERTIES CORPORATION



Date  __7/31/02__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __7/31/02__               By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, and Treasurer

CERTIFICATION

Pursuant to the requirements of Section 906 of the Sarbannes-Oxley Act of 2002, Raymond Di Paglia and Kristine M. Fasano certify that:

1. this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

Date  __8/9/02__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __8/9/02__               By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, and Treasurer