Form 10-Q
period 2002-09-30
NATIONAL PROPERTIES CORP
filed 2002-11-01
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2002         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
412,323 SHARES AS OF OCTOBER 18, 2002

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                        September 30,    December 31,
                                                 2002            2001
CURRENT ASSETS
Cash                                          337,237         340,793
Mortgage receivable, current portion               -           55,978
Receivable                                         -           14,126
Other                                          46,040          49,835
                                           ----------      ----------
Total current assets                          383,277         460,732
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        5,402,932       5,150,932
Buildings and improvements                 37,479,292      34,231,292
Furniture and equipment                       115,747         115,747
                                           ----------      ----------
                                           42,997,971      39,497,971
Less - accumulated depreciation            11,062,353      10,277,759
                                           ----------      ----------
Property and equipment - net               31,935,618      29,220,212
                                           ----------      ----------

OTHER ASSETS
Marketable securities                         865,176       1,438,706
Mortgage receivable, long term portion             -          100,000
                                           ----------      ----------
Total other assets                            865,176       1,538,706
                                           ----------      ----------
                                           33,184,071      31,219,650
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                3,547           2,598
Accrued liabilities                           220,120         116,434
Advance rents                                 238,257         283,754
Federal and state income taxes                 74,518              -
                                           ----------      ----------
Total current liabilities                     536,442         402,786
                                           ----------      ----------
LONG-TERM DEBT                             11,050,000      10,250,000
                                           ----------      ----------
DEFERRED INCOME TAXES                         964,824       1,062,478
                                           ----------       ---------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2002-412,323 shares; 2001-413,073 shares)    412,323         413,073
Retained earnings                          20,036,206      18,569,367
Accumulated other comprehensive income        184,276         521,946
                                           ----------      ----------
Total stockholders' equity                 20,632,805      19,504,386
                                           ----------      ----------
                                           33,184,071      31,219,650
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME

                                     Three Months Ended   Nine Months Ended
                                          Sept 30,              Sept 30,
                                      2002       2001       2002       2001
Income
Lease rental income              1,357,831  1,207,804  4,007,366  3,573,286
Dividend and interest income        11,069     14,988     36,771     56,918
Gain (loss) on sale of securities   10,513    (10,986)    44,861     54,628
                                 ---------  ---------  ---------  ---------
Total income                     1,379,413  1,211,806  4,088,998  3,684,832
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       261,531    239,444    784,594    685,414
Interest                           116,023    132,329    319,752    409,325
Salaries and wages                  59,292     57,385    182,703    180,705
Property, payroll
and misc. taxes                     75,813     25,145    118,857     60,513
Other expenses                      58,473     50,541    196,391    171,364
                                 ---------  ---------  ---------  ---------
Total expenses                     571,132    504,844  1,602,297  1,507,321
                                 ---------  ---------  ---------  ---------

Income before income taxes         808,281    706,962  2,486,701  2,177,511
Federal and State income taxes     299,064    261,597    920,079    805,700
                                 ---------  ---------  ---------  ---------
Net income                         509,217    445,365  1,566,622  1,371,811
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding losses
on marketable securities arising
during the period                 (343,764)  (196,494)  (530,928)  (553,316)
Less income tax benefit related
to unrealized holding losses       125,130     71,524    193,258    201,407
                                 ---------  ---------  ---------  ---------
Other comprehensive income (loss)
net of tax                        (218,634)  (124,970)  (337,670)  (351,909)
                                 ---------  ---------  ---------  ---------
Comprehensive income               290,583    320,395  1,228,952  1,019,902
                                 =========  =========  =========  =========


Net income per share                 $1.23      $1.08      $3.80      $3.32
Weighted average shares
outstanding                        412,587    413,823    412,514    413,732
Cash dividend paid per share         $0.00      $0.00      $0.16      $0.15


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                          2002          2001
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           1,566,622     1,371,811
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                          784,594       685,414
Deferred income taxes                                   95,604        81,551
Gain on sale of securities                             (44,861)
(54,628)
Changes in assets and liabilities:
Prepayment and deferred charges                        (31,941)       22,287
Accounts payable and accrued liabilities               104,635        81,578
Advance rents                                          (45,497)
(22,607)
Receivable                                              14,126            -
Federal and State income taxes                         110,254
(30,053)
                                                      --------      --------
Net cash provided by operations                      2,553,536     2,135,353
                                                      --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property and equipment                 (3,500,000)
(5,846,085)
Proceeds from sale of securities                        87,464       111,358
Payments received on note receivable                   155,978       171,097
                                                      --------      --------

Net cash used in investing activities               (3,256,558)
(5,563,630)
                                                      --------       -------

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings on credit lines                           3,425,000     5,700,000
Payments on credit line borrowings                  (2,625,000)
(2,150,000)
Dividends paid                                         (65,988)
(62,055)
Purchase of treasury stock                             (34,546)
(29,663)
                                                      --------      --------
Net cash provided by financing activities              699,466     3,458,282
                                                      --------      --------

Net increase (decrease) in cash                         (3,556)       30,005
Cash at beginning of period                            340,793        95,212
                                                      --------      --------
Cash at end of period                                  337,237       125,217
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       281,627       365,116
Income tax payments                                    714,221       754,202

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheets, statements of income and comprehensive income, and statements of cash flows at September 30, 2002 and 2001 and for the periods then ended are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

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

Long Term Debt

The Company has a revolving credit agreement dated February 8, 2001 with Wells Fargo Bank, N.A. The new credit facility permits the Company to borrow up to $15,000,000 through April 30, 2004. At September 30, 2002, $11,050,000 was outstanding under the agreement which was used to fund property acquisitions. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At September 30, 2002, the outstanding balance accrued interest at 4.00%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow, as defined in the agreement, of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The line of credit is secured by first mortgages on ten properties.

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

In August 2002, the company finalized a lease agreement with IHOP Properties, Inc. (a California corporation) whereby the Company will purchase from IHOP, a building constructed by IHOP on one of the Company's three commercial lots in Ankeny, Iowa, for an estimated cost of $960,000. Upon completion of the construction, IHOP will lease the property from the Company for an initial term of twenty-five years. The lease agreement provides for annual rental income of $135,000 during the first five years and escalating each five year period to $164,850 in the last five years of the lease term. Management expects construction of the IHOP building to be completed by February 1, 2003. The lease agreement also provides that the Company will pay a real estate commission of $83,100.

Operating Results

Lease revenues in the first nine months of 2002 were $4,007,000 compared to $3,573,000 for the same period in 2001, an increase of $434,000 or 12.1%. The increase in lease revenue in the current period relative to the first nine months of 2001, was attributable to: (1) the acquisition of two convenience store properties and a retail sporting goods property in 2001, and a second retail sporting goods property in May, 2002, which added $456,000 to lease revenue, (2) a decrease in lease revenue of $31,000 resulting from the sale of the GTech property in December, 2001, (3) a decrease of $21,000 in contingent rents based on sales overages, and (4) other scheduled rent increases of $30,000.

A decrease in interest income on the Company's mortgage note receivable was the primary reason for the decline in investment income over the same period in 2001. In addition, the Company realized capital gains of $45,000 from the sale of securities in 2002 compared to $55,000 in 2001.

Operating expenses totaled $1,602,000 in the first nine months of 2002 compared to $1,507,000 for the same period in 2001, an increase of $95,000 or 6.3%.

Depreciation expense increased $99,000 in the first nine months of 2002 over the same period in 2001 as a result of the property acquisitions in 2002 and 2001, referred to above.

Interest expense for the first nine months of 2002 was $320,000 compared to $409,000 for the fist nine months of 2001, a decrease of $89,000. During the first nine months of 2002, the Company borrowed $3,425,000 on its credit line and repaid $2,625,000, resulting in a net increase in borrowing's on the credit line of $800,000. The average outstanding debt in the first nine months of 2002 was $10,493,000 compared to $7,688,000 in 2001. Offsetting the higher average debt was a lower interest rate paid by the Company as rates fell from 9% at the beginning of 2001 to 4% at December 31, 2001, where it has remained through September 30, 2002. The average rate paid by the Company in 2002 was 4.06% compared to 7.10% for the first nine months of 2001.

Real estate taxes increased $60,000 or 150% to $100,000 for the nine months ended September 30, 2002, from $40,000 for the nine months ended September 30, 2001. The increase was primarily due to a higher assessed valuation of the Company's three commercial lots in Ankeny, Iowa.

Other general and administrative expenses in the first nine months of 2002 increased $25,000 over the same period in 2001 due primarily to increases in employee benefits, and professional fees.

As a result of the foregoing factors, net income increased $195,000 or 14.2% to $1,567,000 for the nine months ended September 30, 2002 from $1,372,000 for the nine months ended September 30, 2001.

Liquidity

As of September 30, 2002, the Company's main sources of liquidity consisted of $337,000 cash, marketable securities having a market value of approximately $865,000 and $3,950,000 remaining loan balance available on its revolving credit line with a local bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $26,000,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

Item 4.        CONTROLS AND PROCEDURES

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, the undersigned officers of the Company have concluded that such disclosure controls and procedures are adequate. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by the undersigned officers of the Company of the design and operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

PART II.       OTHER INFORMATION.

                 No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION


Date  __11/1/02__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer

Date  __11/1/02__               By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, and Treasurer




SECTION 906 CERTIFICATION BY RAYMOND DI PAGLIA

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, Raymond Di Paglia, hereby certifies that:

1. this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.

Date  __11/1/02__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer




SECTION 906 CERTIFICATION BY KRISTINE M. FASANO

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, Kristine M. Fasano hereby certifies that:

1. this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.


Date  __11/1/02__               By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, and Treasurer




CERTIFICATIONS

I, Raymond Di Paglia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Properties Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  __11/1/02__               By _____/S/__Raymond_Di_Paglia_________
                                     Raymond Di Paglia, President and
                                     Chief Executive Officer




I, Kristine M. Fasano, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Properties Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  __11/1/02__               By _____/S/__Kristine_M._Fasano________
                                     Kristine M. Fasano, Vice President,
                                     Secretary, and Treasurer