Form 10-K
period 2002-12-31
NATIONAL PROPERTIES CORP
filed 2003-03-24
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

$8,876,527 as of March 1, 2003

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $1.00 - March 1, 2003 - 410,973 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2003 annual meeting of Stockholders See Part III

PART I

Item 1.   Business

(a) General Development of Business. The Registrant, (also referred to as the "Company") organized under the Iowa Business Corporation Act, is engaged principally in the development of commercial real estate for lease to tenants under net lease arrangements. The Registrant also derives revenues from its portfolio of investment securities.

In May, 2002, the Company completed the purchase of a property in College Station, Texas at a cost of $3,500,000. The property is leased to Academy LTD. (a Texas limited partnership), a full-line sporting goods retailer, on a net lease basis for a term of twenty years that commenced May 15, 2002. The lease provides for annual rents of $327,250 during the first ten years and $359,975 during the last ten years of the initial lease term. Funds required for the purchase were drawn on the Company's bank credit line.

At the Company's annual meeting of Stockholders held May 17, 2002, the Company declared a $0.16 per share dividend to be paid July 31, 2002, to stockholders of record on June 28, 2002. The dividend amounts to $65,988.

In August, 2002, the Company entered into a lease agreement with IHOP Properties, Inc. (a California corporation) whereby the Company agreed to purchase from IHOP, a building constructed by IHOP on one of the Company's three commercial lots in Ankeny, Iowa. IHOP completed construction on December 15, 2002, and the Company purchased the building for a cost of $1,046,192, including real estate commissions of $83,100 paid in connection with obtaining the lease. IHOP (International House of Pancakes) in turn, leased the property from the Company for an initial term of twenty-five years. The lease agreement provides for annual rental income of $135,000 during the first five years of the lease and escalates each five year period to $164,850 in the last five years of the initial lease term.

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

At December 31, 2002, the Company owned 41 leased properties having an aggregate cost of $43,928,415. The rental income for 2002 on these leased properties amounted to $5,364,141. Nine of the properties are leased to four restaurant operators and account for 17.5% of rental income; eighteen QuikTrip, two Gate Petroleum and one Kum & Go convenience store properties account for 49.5% of rental income; three office buildings: two retail sports buildings and a supermarket building account for 21.1% of rental income; two telephone service center buildings and one Goodyear Tire Center building account for 4.7% of rental income; two nurseries (garden centers) account for 5.0% of rental income, and other properties held for future development account for 2.2% of rental income.

As of December, 2002, the tenants of all 41 leased properties were in compliance with the terms of their respective leases.

Leases of real property to QuikTrip Corporation represent, in the aggregate, a significant portion of the Company's business in terms of revenues and real estate portfolio. The Company has done business with QuikTrip Corporation since 1980, during which time QuikTrip Corporation has made all of its lease payments to the Company on a timely basis. QuikTrip Corporation is a private company which operates convenience stores in seven southern and midwestern states. For its fiscal year ending April 28, 2002, QuikTrip Corporation reported revenues of $3,050,000,000.

Other Investments

The Company has a portion of its assets invested in marketable securities which had a market value of $926,846 as of December 31, 2002.

Employees

The Company currently employs 6 persons; 3 full-time employees and 3 part-time employees.

Item 2
Properties (Dec. 31, 2002)                       Land    Bldgs. &
Accumulated     Rental     Lease    Renewal    Mortgage    Int.
                                                 Cost    Improve.
Depreciation  Income 2002  Expires   Options     Balance    Rate
                                            ---------  ----------  -----------
-  -----------  -------  --------  ----------  ------
A. RESTAURANT PROPERTIES
  IHOP                   Ankeny, IA            10,277   1,046,192
1,119        6,000     2027   3-5 Yr.           -
  Zio's Restaurant       Aurora, CO.          197,000   1,744,624
100,651      235,000     2015   2-5 Yr.           -
  Perkins' Cake & Steak  Des Moines, IA.      137,000     343,365
343,365       79,376     2006                     -
  Perkins' Cake & Steak  Des Moines, IA.      140,000     341,602
341,602       85,767     2007                     -
  Perkins' Cake & Steak  Des Moines, IA.      200,000     373,192
373,192       93,657     2007                     -
  Perkins' Cake & Steak  Newton, IA.          112,500     485,181
485,181       72,000     2004   1-5 Yr.           -
  Perkins' Cake & Steak  Des Moines, IA.      243,166     498,675
498,675      105,192     2005   1-5 Yr.           -
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     772,000
772,000      114,778     2005   3-5 Yr.           -
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000
666,420      144,866     2005   6-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                   1,297,943   6,342,831
3,582,205      936,636
                                            ---------  ----------  -----------
-  -----------                     ----------
B. SERVICE CENTERS
  Quest                  Decorah,  IA.         20,000     191,102
160,525       22,965     2004                     -
  Quest                  Cedar Rapids, IA.     37,000     397,394
320,115       96,600     2006   1-5 Yr.           -
  Goodyear Service Ctr.  Wichita, KS.         100,000     978,725
420,764      132,000     2004   4-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                    157,000    1,567,221
901,404      251,565
                                            ---------  ----------  -----------
-  -----------                     ----------

C. CONVENIENCE STORES
  QuikTrip               a Des Moines, IA.    144,664     691,878
348,958      115,291     2010   2-5 Yr.           -
  QuikTrip & Off. Bldg.  Des Moines, IA.      215,000     672,000
620,480       90,474     2004   1-5 Yr.           -
  QuikTrip               Olathe, KS.           23,120     248,798
25,571      217,164     2019   4-5 Yr.           -
  QuikTrip               Lee Summit, MO.       36,460     408,221
41,956      133,500     2019   4-5 Yr.           -
  QuikTrip               Wichita, KS.          53,500     436,637
175,648       58,081     2009   4-5 Yr.           -
  QuikTrip               Norcross, GA.         99,558     765,000
295,956      102,858     2014   4-5 Yr.           -
  QuikTrip               Wichita, KS.          60,000     514,000
204,660       67,445     2010   4-5 Yr.           -
  QuikTrip               Tulsa, OK.           155,000   1,340,000
526,459      175,662     2010   4-5 Yr.           -
  QuikTrip               a Des Moines, IA.     84,500     557,500
212,011       75,435     2010   4-5 Yr.           -
  QuikTrip               a Johnston, IA.       48,502     476,160
158,100       73,574     2012   4-5 Yr.           -
  QuikTrip               a St. Louis, MO.     152,000   1,575,433
523,931      231,780     2017   4-5 Yr.           -
  QuikTrip               a Des Moines, IA.    183,095     900,000
265,500      113,683     2013   4-5 Yr.           -
  QuikTrip               Norcross, GA.         92,500     834,000
186,243       97,283     2009   4-5 Yr.           -
  QuikTrip               Norcross, GA.         95,500     858,000
191,599      100,117     2009   4-5 Yr.           -
  QuikTrip               a Clive, IA.         325,605     393,814
76,160      130,874     2015   4-5 Yr.           -
  QuikTrip               Alpharetta, GA       148,585   1,324,000
270,320      154,620     2016   4-5 Yr.           -
  QuikTrip               Gainesville, GA.     122,927   1,227,923
213,181      157,500     2012   4-5 Yr.           -
  QuikTrip               Woodstock, GA.       151,800   1,328,200
215,832      155,400     2013   4-5 Yr.           -
  Kum & Go               Omaha, NE.            44,110     128,574
128,574       30,838     2003                     -
  Gate Petroleum         Concord, NC          151,550   1,975,706
71,345      161,220     2021   4-5 Yr.           -
  Gate Petroleum         Rocky Mount, NC      132,202   1,480,210
69,899      212,724     2021   4-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                   2,520,178  18,136,054
4,822,383    2,655,523
                                            ---------  ----------  -----------
-  -----------                     ----------

D. SUPERMARKET
  Nash Finch             Sioux Falls, SD      211,888   2,632,970
272,854      473,610     2018  10-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
E. Retail
  Academy Sports         Franklin, TN         458,500   3,749,612
172,734      386,386     2019   4-5 Yr.           -
  Academy Sports         College Stn, TX      252,000   3,248,000
52,130      205,241     2022   4-5 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                     710,500   6,997,612
224,864      591,627
                                            ---------  ----------  -----------
-  -----------                     ----------
E. OFFICE BUILDINGS
  American Payday Loans  Des Moines, IA.       96,455     137,954
137,954       45,600     2004   1-7 Yr.           -
  Jacobson Industrial    Des Moines, IA.       61,692      55,812
49,532       18,450     2005   1-5 Yr.           -
  Corporate Headquarters b Des Moines, IA.     25,000     418,222
400,068       46,410     2004   1-3 Yr.           -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                     183,147     611,988
587,554      110,460
                                            ---------  ----------  -----------
-  -----------                     ----------
F. GARDEN CENTERS
  Tip-Top Nursery        a Glendale, AZ.       66,144     433,057
217,114       90,000     2003   1-5 Yr.           -
  Mike's Garden Center   a Arlington, TX.     200,000   1,700,000
523,974      180,000     2009                     -
                                            ---------  ----------  -----------
-  -----------                     ----------
    Total                                     266,144   2,133,057
741,088      270,000
                                            ---------  ----------  -----------
-  -----------                     ----------
G. OTHER PROPERTIES                            56,131     103,751
103,751       74,720
                                            ---------  ----------  -----------
-  -----------                     ----------
    Totals                                  5,402,931  38,525,484
11,236,103    5,364,141
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

(1)   Real Estate, S. E. Delaware and Oralabor Road, Ankeny, Iowa.

This commercially zoned property is located in Ankeny, Iowa, at the Industrial Exit of Interstate 35. It contains two platted lots totaling 4 acres.

(2)   Real Estate, 4745 - 2nd Avenue, Des Moines, Iowa.

106,000 sq. ft. of land and a 3,200 sq. ft. building leased for $4,500 per month, the lease expires July 1, 2005. 56,000 sq. ft. of unused land is available for development.

(3)   Real Estate, 845 Sixth Avenue, Des Moines, Iowa.

6,000 square foot concrete block building and lot. This building is rented for $1,500 per month, and the lease expires April 30, 2003.

Item 3.    Legal Proceedings.

The Company is not engaged in any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

NOT APPLICABLE

PART II

Item 5.	Market for the Company's Common Stock and Related Security Holder
Matters.

The Common Stock of the Company (symbol NAPE) is traded on the over-the-counter bulletin board; a product of the National Association of Security Dealers, Inc., sponsored by market makers. Quotations are inter-dealer prices, without retail mark-up, or mark-down, or commission and may not necessarily represent actual transactions. The prices shown below are by calendar quarters for 2002 and 2001. N/A indicates prices were not available.

                       Bid                 Asked
2002	            High     Low         High     Low
1st  Quarter      47.10    47.10       N/A      N/A
2nd  Quarter      47.15    44.60       N/A      N/A
3rd  Quarter      47.55    47.15       N/A      N/A
4th  Quarter      47.55    47.10       N/A      N/A

                       Bid                 Asked
2001              High     Low         High     Low
1st  Quarter      36.87    36.75       N/A      N/A
2nd  Quarter      37.75    37.00       N/A      N/A
3rd  Quarter      40.00    37.75       N/A      N/A
4th  Quarter      44.10    40.00       N/A      N/A



There was a cash dividend of sixteen cents a share paid in 2002. Future dividend declarations will be dependent upon the earnings of the Company, its financial condition, its capital requirements and general business conditions.

There were approximately 575 stockholders of record as of March 1, 2003.

Item 6. Selected Financial Data. (In thousands except for per share amounts)

                                     Year ended December 31,
                             2002      2001      2000      1999      1998
Year ended December 31,
  Lease rental income       5,364     4,796     4,353     4,189     3,715
  Interest and
    dividend income            44        69        79        83        89
  Gain on sale of
    securities                 36       121        10       280        80
  Gain on sale of
    property                   -        490       300         -         -
  Net income                2,087     2,100     1,679     1,678     1,271

At December 31,
  Total assets             34,025    31,220    24,680    23,701    24,291
  Long-term debt           11,250    10,250     2,600     4,025     5,221
  Book value-properties &
    equipment              32,721    29,220    22,206    21,387    21,833
  Net Unrealized Gain on
    Marketable Securities     271       522       839       829     1,003
  Stockholders' equity     21,188    19,504    17,835    16,276    14,903

Per Common Share
Net income*                  5.06      5.08      4.05      4.02      3.00
Cash dividends               0.16      0.15      0.14      0.12      0.00
Book value                  51.40     47.22     43.04     39.09     35.60


*Based on weighted average shares outstanding

Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

Liquidity and Capital Resources

At December 31, 2002, the Company's primary sources of liquidity were $347,000 in cash; marketable securities with a market value of approximately $927,000; and a $3,750,000 remaining loan balance available on a $15,000,000 revolving line of credit with a local bank. (See Note 5 of the Notes to Financial Statements). In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $27,000,000. Management believes that its cash flow from operations which was $3,397,000, $2,770,000 and $1,919,000 for 2002, 2001 and 2000, respectively and these other potential sources of cash will be sufficient to finance current and projected operations.

Each year, for many years, the Company has reacquired a limited amount of its common stock. During 2002, the Company reacquired 1,850 shares of its outstanding common stock at an average cost of $46.95. During the three years ended December 31, 2002, 5,130 shares were repurchased in the open market and negotiated transactions. The total cost of the reacquired shares amounted to $210,229, an average per share cost of $40.98.

Leases of real property to QuikTrip Corporation represent, in the aggregate, a significant portion of the Company's business in terms of revenues and real estate portfolio. Each lease pertains to an individual convenience store. Rent payments to be made by QuikTrip Corporation under the leases are payable irrespective of the performance of the convenience store location under lease, except that a few of the leases provide for additional rent based on a percentage of merchandise sales at that location in excess of a fixed amount. The terms of the leases are triple-net. The leases have expiration dates and renewal options as shown in the table included as part of Item 2. QuikTrip Corporation is a private company which operates convenience stores in seven southern and midwestern states. For its fiscal year ending April 28, 2002, QuikTrip Corporation reported revenues of $3,050,000,000. The percentage of the Company's business conducted with QuikTrip Corporation has materially increased in recent years. Management considers this increased concentration of the Company's business with QuikTrip Corporation to be a favorable development and does not believe it represents an unacceptable risk. Management considers QuikTrip Corporation to be a highly desirable commercial tenant. During the course of the Company's dealings with QuikTrip Corporation over more than 20 years, QuikTrip Corporation has made all of its lease payments to the Company on a timely basis. Management has concluded, following its review of the current audited financial statements of the QuikTrip Corporation, that the financial position, operating results and cash flows of QuikTrip Corporation continue to justify confidence in its ability to meet all of its obligations under its leases with the Company.

Results of Operations
2002 Compared to 2001

Net income in 2002 totaled $2,087,000 or $5.06 per share compared with $2,100,000, or $5.08 per share in 2001.

Revenues

Lease revenues in 2002 were $5,364,000 up $568,000 or 11.9% over 2001.  The increase in lease revenues, relative to 2001, was attributable to: (1) the acquisition of a sporting goods store property and a restaurant property in 2002, and a sporting goods store property and two convenience store properties in 2001, which when combined added $584,000 to lease revenue in 2002; (2) a decrease in lease revenues of $31,000 due to the disposition of an office building in 2001; (3) a decrease of $21,000 in contingent rents based on sales overages, and (4) an increase in lease revenues of $36,000 due to scheduled rent increases for several tenants in 2002.

The Company recorded gains on the sale of securities of $36,000 in 2002, compared to $122,000 in 2001, while other portfolio income decreased $25,000 from the prior year resulting from the sale of securities and the early payoff on a mortgage note receivable.

The Company recorded a gain of $490,000 from the sale of its GTech office building in 2001, but had no property sales in 2002.

Operating Expenses

Operating expenses totaled $2,116,000 in 2002 compared to $2,266,000 in 2001.

Depreciation expenses increased $127,000 in 2002 over 2001 as a result of the Company spending $4.3 million for new buildings during 2002 and $7.2 million in 2001.

Interest expense decreased $91,000 in 2002 primarily due to a lower average borrowing rate. The Company borrowed $4.4 million on its credit line and repaid $3.4 million during 2002 resulting in a $1 million increase in outstanding debt over 2001. The average outstanding borrowings in 2002 was $10,550,000 compared to $7,988,000 in 2001. Partially offsetting the higher average debt in 2002 was declining interest rates as rates fell from 9% at the
beginning of 2001 to 3.5% at December 31, 2002.   The average interest rate
paid by the Company in 2002 was 3.995% compared to 6.4% in 2001.

Other general and administrative expenses (G & A) include personnel cost, real estate taxes, repairs and cost of corporate functions including legal, accounting, directors, and corporate donations. G & A expenses, excluding donations, increased approximately $84,000 in 2002 over 2001, and primarily reflects increases in compensation cost, property taxes on the Company's Ankeny, Iowa property, and professional fees.

There were no donations in 2002 compared to $270,000 in 2001.

Results of Operations
2001 Compared to 2000

Net income in 2001 totaled $2,100,000 or $5.08 per share compared with $1,679,000, or $4.05 per share in 2000.

Revenues

Lease revenues in 2001 were $4,796,000 up $443,000 or 10.2% over 2000.  The increase in lease revenues, relative to 2000, was attributable to: (1) the acquisition of a sporting goods store property and two convenience store properties in 2001 and a restaurant property added in September, 2000, which when combined added $558,000 to lease revenue in 2001; (2) a decrease in lease revenues of $81,000 due to the disposition of an office building in the current year and two telephone buildings and a garden center in 2000; (3) a decreased on $51,000 in contingent rents based on sales overages, and (4) an increase in lease revenues of $17,000 due to scheduled rent increases for several tenants in 2001.

The Company recorded gains on the sale of securities of $122,000 in 2001, as compared to $10,000 in 2000, while other portfolio income decreased $10,000 from the prior year as a result of the sale of marketable securities.

The Company also recorded a gain of $490,000 from the disposition if its GTech office building in 2001. See discussion in Item 1 above. The sale of two telephone buildings in 2000 resulted in gains totaling $300,000.

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

Other general and administrative expenses (G & A) include personnel cost, real estate taxes, repairs and cost of corporate functions including legal, accounting, directors ad corporate donations. G & A expenses, excluding donations, increased approximately $59,000 in 2001 over 2000, and primarily reflected increases in compensation cost, property taxes on the Company's Ankeny, Iowa property, repairs, and professional fees.

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

Item 8.   Financial Statements and Supplementary Data.

  Financial statements filed herewith:

    Balance Sheets as of December 31, 2002 and December 31, 2001.

    Statements of Income and Comprehensive Income for the years ended
      December 31, 2002, December 31, 2001 and December 31, 2000.

    Statements of Stockholders' Equity for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

    Statements of Cash Flows for the years ended December 31, 2002,
      December 31, 2001 and December 31, 2000.

  Notes to Financial Statements.

  Report of Independent Auditors.


Item 9.    Disagreements on Accounting and Financial Disclosures.

                                   NONE


PART III

In answer to Items 10, 11, 12 and 13 of Part III, the Company incorporates by reference the required information which is contained in its definitive Proxy Statement. The Proxy Statement is for the 2003 annual meeting of stockholders and will be filed with the Commission not later than 120 days after December 31, 2002.


PART IV

Item 14.   Controls and Procedures.

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, the undersigned officers of the Company have concluded that such disclosure controls and procedures are adequate. There were no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date of the most recent evaluation by the undersigned officers of the Company of the design and operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a)  List the following documents filed as part of this report.
          1.   All financial statements.
                 See Item 8 of Part II.
          2.   Financial statement schedules.
                 Schedule III as of December 31, 2002.
                 Note to Schedule III as of December 31, 2002 and 2001.
          All other Schedules are omitted because they are inapplicable or not required.
     (b) The Company filed no report on Form 8-K during the last quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __3/21/03__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __3/21/03__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


DIRECTORS OF THE COMPANY

Date  __3/21/03__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __3/21/03__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __3/21/03__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson

Date  __3/21/03__          By _____/S/__Tim Lynch________
                               Tim Lynch

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


Date  __3/21/03__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


SECTION 906 CERTIFICATION BY KRISTINE M. FASANO

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, Kristine M. Fasano hereby certifies that:

1. 	this report fully complies with the requirements of Sections 13(a) or
15(d) of the 1934 Act, and

2.	the information contained in this report fairly presents, in all material respects, the registrant's financial coition and results of operations of the registrant.


Date  __3/21/03__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer


CERTIFICATION

I, Raymond Di Paglia, certify that:

1. I have reviewed this annual report on Form 10-K of National Properties Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  __3/21/03__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


I, Kristine M. Fasano, certify that:

1. I have reviewed this annual report on Form 10-K of National Properties Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  __3/21/03__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer


NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
Certified Public Accountants

Board of Directors and Stockholders
National Properties Corporation


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of National Properties Corporation as of December 31, 2002 and 2001 and the related statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 15(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/ NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.

February 6, 2003
West Des Moines, Iowa

1501 - 42nd Street, Suite 130, West Des Moines, IA 50266-1005, Phone (515)
223-0221      Fax: (515) 223-1030


NATIONAL PROPERTIES CORPORATION BALANCE SHEETS
                                                               December 31,
                                                             2002        2001
ASSETS

CURRENT ASSETS
  Cash                                                    347,083     340,793
  Mortgage receivable, current portion                         -       55,978
  Receivable                                               13,729      14,126
  Other                                                    16,161      49,835
                                                       ----------  ----------
    Total current assets                                  376,973     460,732
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, AT COST - Notes 2 and 5
  Land                                                  5,402,931   5,150,932
  Buildings and improvements                           38,525,484  34,231,292
  Furniture and equipment                                 117,332     115,747
                                                       ----------  ----------
                                                       44,045,747  39,497,971
  Less-accumulated depreciation                        11,324,363  10,277,759
                                                       ----------  ----------
    Property and equipment-net                         32,721,384  29,220,212
                                                       ----------  ----------

OTHER ASSETS
  Marketable securities, at market value-Note 4           926,846   1,438,706
  Mortgage receivable - long term portion Note 1               -      100,000
                                                       ----------  ----------
    Total other assets                                    926,846   1,538,706
                                                       ----------  ----------
                                                       34,025,203  31,219,650
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          2,538       2,598
  Accrued liabilities                                     195,460     116,434
  Advance rents                                           219,997     283,754
  Federal and state income taxes                          123,152          -
                                                       ----------  ----------
    Total current liabilities                             541,147     402,786
                                                       ----------  ----------
LONG-TERM DEBT - Note 5                                11,250,000  10,250,000
                                                       ----------  ----------
DEFERRED INCOME TAXES                                   1,045,716   1,062,478
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued - (2002-411,223 shares; 2001-413,073 shares)   411,223     413,073
  Retained earnings                                    20,505,863  18,569,367
  Accumulated other comprehensive income                  271,254     521,946
                                                       ----------  ----------
    Total stockholders' equity                         21,188,340  19,504,386
                                                       ----------  ----------
                                                       34,025,203  31,219,650
                                                       ==========  ==========

See Notes to Financial Statements


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND C0MPREHENSIVE INCOME
For the years ended December 31, 2002, 2001 and 2000

STATEMENTS OF INCOME                              2002        2001        2000
REVENUES
  Lease rental income                        5,364,141   4,795,749   4,352,963
  Dividend and interest income                  43,546      68,717      79,061
  Gain on sale of securities                    36,034     121,701       9,931
  Gain on sale of property                          -      489,832     299,758
                                            ----------  ----------  ----------
    Total revenues                           5,443,721   5,475,999   4,741,713
                                            ----------  ----------  ----------


EXPENSES
  Depreciation                               1,046,604     919,723     795,114
  Interest                                     421,514     512,362     466,737
  Salaries and wages                           245,529     241,101     234,227
  Property, payroll and misc. taxes            146,870      96,263      68,995
  Other                                        255,120     496,214     506,462
                                            ----------  ----------  ----------
    Total expenses                           2,115,637   2,265,663   2,071,535
                                            ----------  ----------  ----------
    Income before income taxes               3,328,084   3,210,336   2,670,178

INCOME TAXES-Note 3                          1,240,600   1,110,180     991,051
                                            ----------  ----------  ----------
    Net income                               2,087,484   2,100,156   1,679,127
                                            ----------  ----------  ----------

Other comprehensive income:
  Unrealized holding gains (losses) on
   marketable securities arising during
   period                                    (358,136)   (377,327)      25,808
  Less reclassification adjustment for
   gains included in net income                36,034     121,701        9,931
  Less (income tax) benefit applicable to
   unrealized holding gains and (losses)      143,478     181,646      (5,779)
                                            ----------  ----------  ----------
Other comprehensive income (losses),
  net of tax                                 (250,692)   (317,382)      10,098
                                            ----------  ----------  ----------
    Comprehensive income                    1,836,792   1,782,774    1,689,225
                                            ==========  ==========  ==========

Net income per share                             5.06        5.08         4.05
Weighted average common shares outstanding    412,250     413,560      414,743

See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the three years ended December 31, 2002, 2001 and 2000

STATEMENTS OF STOCKHOLDER'S EQUITY
                                                                   Accumulated
                                                                     Other
                                                Common  Retained Comprehensive
                                                Stock   Earnings     Income
                                            ----------  ----------  ----------
  Balances December 31, 1999                   416,353  15,030,319     829,230
    Net income - 2000                                -   1,679,127          -
    Purchase and retirement of common stock     (1,980)    (69,836)         -
    Cash dividend - 14 cents per share               -     (58,082)         -
    Change in comprehensive income                   -          -       10,098
                                            ----------  ----------  ----------
  Balances December 31, 2000                   414,373  16,581,528     839,328
    Net income - 2001                                -   2,100,156          -
    Purchase and retirement of common stock     (1,300)    (50,262)         -
    Cash dividend - 15 cents per share               -     (62,055)         -
    Change in comprehensive income                   -           -   (317,382)
                                            ----------  ----------  ----------
  Balances December 31, 2001                   413,073  18,569,367     521,946
    Net income - 2002                               -    2,087,484          -
    Purchase and retirement of common stock     (1,850)    (85,000)         -
    Cash dividend - 16 cents per share               -     (65,988)         -
    Change in comprehensive income                   -         -     (250,692)
                                            ----------  ----------  ----------
  Balances December 31, 2002                   411,223  20,505,863     271,254
                                            ==========  ==========  ==========


See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000

                                                   Increase(Decrease) in Cash
                                                 2002        2001        2000
                                            ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                2,087,484   2,100,156   1,679,127
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization           1,046,604     934,650     801,101
    Deferred income taxes                     126,716     187,850      68,808
    Gain on sale of securities                (36,034)   (121,701)     (9,931)
    Gain on sale of property                       -     (489,832)   (299,758)
    Changes in assets and liabilities:
      Accounts receivable                         397     (14,126)         -
      Prepaid expenses                         (2,062)     (5,192)         92
      Accounts payable and accrued expenses    15,210     248,376    (251,878)
      Federal and state income taxes          158,888     (69,712)    (67,595)
                                           ----------  ----------  ----------
  Net cash provided by operations           3,397,203   2,770,469   1,919,966
                                           ----------  ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment      (4,547,777) (7,703,341) (1,820,095)
  Increase on mortgage note receivable             -                 (350,000)
  Payments received on mortgage notes         155,978     181,769      12,253
  Purchase of securities                           -           -       (8,794)
  Proceeds sale of securities                 153,724     200,631      15,031
  Proceeds sale of property                        -      259,670     504,921
                                           ----------  ----------  ----------
  Net cash used in
   investing activities	                   (4,238,075) (7,061,271) (1,646,684)
                                           ----------  ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on credit lines                4,425,000   7,500,000   2,175,000
  Repayments of credit line borrowings     (3,425,000) (2,850,000) (2,500,000)
  Principal payments on mortgage Notes             -           -      (10,482)
  Dividends paid                              (65,988)    (62,055)    (58,082)
  Purchase of treasury stock                  (86,850)    (51,562)    (71,816)
                                           ----------  ----------  ----------
  Net cash provided by (used) in
   financing activities                       847,162   4,536,383    (465,380)
                                           ----------  ----------  ----------
Net increase (decrease) in cash                 6,290     245,581    (192,098)
Cash at beginning of year                     340,793      95,212     287,310
                                           ----------  ----------  ----------
Cash at the end of year                       347,083     340,793      95,212
                                           ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                          421,514     512,362     466,737
    Income tax payments                       954,996     992,042     989,838

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real estate:
  Basis of properties received                     -           -    1,941,624
  Less cash paid                                   -           -    1,816,624
                                           ----------  ----------   ---------
  Basis of properties given up                     -           -      125,000
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

Marketable Securities: The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with the increase or decrease in unrealized gains and losses reported as other comprehensive income or losses in the statement of income and comprehensive income. Gains or losses on securities sold are based on the specific identification method.

Property and Equipment: Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of 15 to 39 years for buildings and 5 to 7 years for equipment.

Exchange of Nonmonetary Assets: Real estate investments acquired or developed by the Company are not held for resale, but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property. The Company accounts for these nonmonetary transactions in accordance with Accounting Principal Boards Opinion #29 "Accounting for Nonmonetary Transactions", by recording the property received in the exchange at the recorded amount of the property surrendered. Therefore, no gain or loss is recognized on the disposed property.

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2002 and 2001, the Company determined that none of its long-lived assets had been impaired and therefore the Company did not adjust the carrying amounts of such assets.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding of 412,250 in 2002; 413,560 in 2001 and 414,743 in 2000.

Profit-Sharing Plan: The Company has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Company's contribution to the plan was $61,382 in 2002, $35,547 in 2001 and $33,508 in 2000.

Lease Rentals - Lease rentals received on commercial real estate are accounted for under the operating method; rentals are included in income as earned over the term of the lease.

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

Recently Adopted Accounting Pronouncements: Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Whereas the adoption of SFAS 144 did not effect the Company's financial position or results of operations for 2002, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

New Accounting Standards: In July, 2002, The Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, the Company will measure costs associated with an exit or disposal activity at fair value and recognize the costs in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Management believes there will be no material effect on the Company's financial position, results of operations or shareholders' equity at the time of adoption. The Company is required to adopt SFAS 146 for all exit and disposal activities initiated after December 31, 2002.


NOTE 1 - MORTGAGE RECEIVABLE

The Company holds a mortgage note dated June 15, 2000 in the original amount of $350,000 from Mike's Garden Centers, Inc., a Texas corporation. The mortgage is payable to the Company as follows: June 30, 2001 - $150,000, June 30, 2002 - $100,000 and June 30, 2003 - $100,000. Accrued interest on the note is due and payable monthly at 10%. The mortgage is collateralized by commercial real estate located in Dallas, Texas. The mortgagor is making monthly payments of $4,918 which includes interest at 10%, in addition to the principal payments required under the note. The mortgage note was paid off in 2002.


NOTE 2 - PROPERTIES UNDER LEASE

The Company is the lessor of commercial real estate under noncancelable operating leases requiring fixed and contingent rentals through the year 2027. Contingent rentals based on sales overages amounted to $71,870 in 2002; $92,618 in 2001; and $143,864 in 2000. The following is a schedule of future minimum rentals at December 31, 2002, not including renewal options and contingent rentals.

     Year ended December 31,                        Amount
            2003                                   5,478,835
            2004                                   5,303,319
            2005                                   4,767,701
            2006                                   4,557,871
            2007                                   4,398,861
            Subsequent years                      40,133,548
                                                  ----------
            Aggregate future minimum rentals      64,640,135
                                                  ==========



NOTE 3 - INCOME TAXES

Income tax expense for the years ended December 31, 2002, 2001 and 2000 is comprised of the following:

                                                2002        2001        2000
                                           -----------  ----------  ----------
Current
  Federal                                  $  948,978   $ 787,787   $  779,269
  States                                      164,906     134,543      142,974
                                           -----------  ----------  ----------
    Total current                           1,113,884     922,330      922,243
Deferred                                      126,716     187,850       68,808
                                           -----------  ----------  ----------
                                           $1,240,600  $1,110,180   $  991,051
                                           ===========  ==========  ==========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability in the balance sheet as of December 31, 2002 and 2001 are related to the following:

                                                2002        2001
                                            ----------  ----------
Deferred tax liabilities:
  Buildings                                $  890,470   $  784,190
  Marketable securities                       155,246      298,724
                                            ----------  ----------
    Total deferred tax liabilities          1,045,716    1,082,914
                                            ----------  ----------

Deferred tax assets:
  Contribution carryovers                          -        20,436
                                            ----------  ----------
Net deferred tax liabilities               $1,045,716   $1,062,478
                                            ==========  ==========

A reconciliation of the Company's U.S. federal tax rate is as follows:

For the year ended December, 31:                 2002        2001        2000
                                            ----------  ----------  ----------

Statutory rate                                   34.0%       34.0%      34.0%
State taxes, net of federal tax benefit           3.3         2.8        3.5
Decreases resulting from:
  Dividend exclusion                             (0.3)       (0.3)      (0.5)
  Contribution deduction in excess of cost          -        (1.9)         -
  Other                                           0.3           -        0.1
                                            ----------  ----------  ----------
Effective rate                                   37.3%       34.6%      37.1%
                                            ==========  ==========  ==========



NOTE 4 - MARKETABLE SECURITIES

The Company's marketable securities consist of equity securities and were carried at fair market value. At December 31, 2002, marketable securities available-for-sale had an aggregate market value of $926,846 and a cost of $500,346 resulting in an unrealized gain of $426,500. At December 31, 2001, marketable securities had an aggregate market value of $1,438,706 and a cost of $618,036 for an unrealized gain of $820,670. The increase or decrease in unrealized holding gains each year is shown as other comprehensive income in the statement of income and comprehensive income.

The Company had gross realized gains of $52,712 and gross realized losses of $16,678 on the sale of marketable securities in 2002. In 2001 and 2000, the Company had gross realized gains of $121,701 and $9,931 respectively and no realized losses. Gains on sales were based on the cost of the securities using the specific identification method.


NOTE 5 - LONG-TERM DEBT

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The credit facility permits the Company to borrow up to $15,000,000. At December 31, 2002, $11,250,000 ($10,250,000 at December
31, 2001) was outstanding under the agreement and matures on April 30, 2004. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At December 31, 2002, the outstanding balance accrued interest at 3.5%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow as defined in the agreement of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The Company was in compliance with all covenants at December 31, 2002. The line of credit is secured by first mortgages on ten properties that had a net book value of $5,900,000 at December 31, 2002.


NOTE 6 - CONCENTRATIONS

The following tenants accounted for 10% or more of the Company's lease revenues:
                                                        Years ended
                                            2002            2001        2000
                                         ----------     ----------  ----------
  QuikTrip Corporation                      42.0%           46.8%       52.5%
  Perkins Family Restaurants                   -               -        10.6%
  Nash Finch Company - Econo Foods             -               -        10.9%



NOTE 7 - QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                  Quarter
                              First        Second         Third        Fourth
                         ----------    ----------    ----------    ----------

2002
  Revenues                1,340,336     1,337,251     1,379,413     1,386,721
  Net Income                545,750       511,655       509,217       520,862
  Per share                   $1.32         $1.24         $1.23         $1.27

2001
  Revenues                1,209,828     1,263,198     1,211,806     1,791,167
  Net Income                437,519       488,927       445,365       728,345
  Per share                   $1.06         $1.18         $1.08         $1.76


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

computed
Academy Sports
  College Stn, TX  $     -       $ 3,248,000            -       $ 3,248,000  $
52,130         05/15/02   39
Academy Sports
  Nashville, TN          -         3,749,612            -         3,749,612
172,734         03/15/01   39
Econofoods
  Sioux Falls, SD        -         2,632,970            -         2,632,970
272,854         12/01/98   39
Other Properties    11,250,000    27,901,833      $  993,069     28,894,902
10,738,385         1976/2002  15/39
                    ----------   -----------      ----------     ----------
----------
    Totals         $11,250,000   $37,532,415      $  993,069    $38,525,484
$11,236,103
                    ==========   ===========      ==========    ===========
==========
                                     (1)


NOTE TO SCHEDULE III
                                                 Real  Estate
                                          Buildings and Improvements
                                     2002            2001            2000
Balance, Beginning of period     $34,231,292     $27,200,718     $27,013,359
  additions                        4,294,192       7,205,527       1,744,624
                                 -----------     -----------     -----------
                                  38,525,484      34,406,245      28,757,983
  Reductions                              -          174,953       1,557,265
                                 -----------     -----------     -----------
Balance, End of period           $38,525,484     $34,231,292     $27,200,718
                                 ===========     ===========     ===========


                                           Accumulated Depreciation
                                          Buildings and Improvements
                                     2002            2001            2000
Balance, Beginning of period     $10,196,236     $ 9,435,182     $10,014,348
  additions                        1,039,867         912,170         787,622
                                 -----------     -----------     -----------
                                  11,236,103      10,347,352      10,801,970
  Reductions                              -          151,116       1,366,788
                                 -----------     -----------     -----------
Balance, End of period           $11,236,103     $10,196,236     $ 9,435,182
                                 ===========     ===========     ===========

(1)  Land costs totaling $5,402,931 not included.
