Form 10-Q
period 2003-03-31
NATIONAL PROPERTIES CORP
filed 2003-05-12
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2003         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
410,933 SHARES AS OF APRIL 30, 2003

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             March 31,    December 31,
                                                 2003            2002
CURRENT ASSETS
Cash                                          374,520         347,083
Receivable                                         -           13,729
Other                                          11,828          16,161
                                           ----------      ----------
Total current assets                          386,348         376,973
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        5,402,932       5,402,931
Buildings and improvements                 38,525,484      38,525,484
Furniture and equipment                       118,088         117,332
                                           ----------      ----------
                                           44,046,504      44,045,747

Less - accumulated depreciation            11,589,881      11,324,363
                                           ----------      ----------
Property and equipment - net               32,456,623      32,721,384
                                           ----------      ----------

OTHER ASSETS
Marketable securities                         898,317         926,846
                                           ----------      ----------
                                           33,741,288      34,025,203
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               22,074           2,598
Accrued liabilities                           160,578         116,434
Advance rents                                 273,522         283,754
Federal and state income taxes                303,112              -
                                           ----------      ----------
Total current liabilities                     759,286         402,786
                                           ----------      ----------
LONG-TERM DEBT                             10,200,000      10,250,000
                                           ----------      ----------
DEFERRED INCOME TAXES                       1,049,347       1,062,478
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2003-410,973 shares; 2002-411,223 shares)    410,973         411,223
Retained earnings                          21,099,123      20,505,863
Accumulated other comprehensive income        222,559         271,254
                                           ----------      ----------
Total stockholders' equity                 21,732,655      21,188,340
                                           ----------      ----------
                                           33,741,288      34,025,203
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                    For Quarter Ended
                                                        March 31,
                                                 2003            2002
Income
Lease rental income                         1,448,716       1,340,336
Dividend and interest income                    6,721          10,574
Gain on sale of securities                     10,175          21,424
Gain on sale of property                       40,000              -
                                            ---------       ---------
Total income                                1,505,612       1,372,334
                                            ---------       ---------
Expenses
Depreciation                                  265,518         247,998
Interest                                       93,391          96,991
Salaries and wages                             69,888          63,407
Property, payroll and misc. taxes              38,539          24,259
Other expenses                                 75,243          73,409
                                            ---------       ---------
Total expenses                                542,579         506,064
                                            ---------       ---------

Income before income taxes                    963,033         866,270
Federal and State income taxes                358,248         320,520
                                            ---------       ---------
Net income                                    604,785         545,750
                                            ---------       ---------

Other comprehensive income (Losses):
Unrealized holding gains (losses) on
marketable securities arising
during the period                             (63,057)          7,937
Less reclassification adjustment for
gains included in net income                   10,175          21,424
Less income tax benefit related
to unrealized holding losses                   24,537           4,910
                                            ---------       ---------
Other comprehensive income (losses)
net of tax                                    (48,695)         (8,577)
                                            ---------       ---------
Comprehensive income                          556,090         537,173
                                            =========       =========

Net income per share of common stock            $1.47           $1.32
Weighted average shares
outstanding                                   411,098         412,948
Dividends per share                              None            None



NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS


                                                         For Quarter Ended
                                                             March 31,
                                                        2003          2002
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           604,785       545,750
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                         265,518       247,998
Deferred income taxes                                 28,168        32,170
Gain on sale of securities                           (10,175)      (21,424)
Gain on sale of property                             (40,000)           -
Changes in assets and liabilities:
Accounts receivable                                   13,729        14,126
Prepaid expenses and deferred charges                  4,333         4,168
Accounts payable and accrued expenses                (15,346)       29,531
Federal and State income taxes                       179,960       264,530
Advance rents                                         53,525      (49,112)
                                                   ---------     ---------
Net cash provided by operations                    1,084,497     1,067,737
                                                   ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities                               (57,769)           -
Purchase of property                                    (757)           -
Proceeds from sale of securities                      23,241        46,187
Proceeds from sale of properties                      40,000            -
Principal received on mortgage note                       -         10,941
                                                   ---------     ---------

Net cash provided by investing activities              4,715        57,128
                                                   ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
Payments on credit line borrowings                (1,050,000)   (1,150,000)
Purchase of treasury stock                           (11,775)      (11,025)
                                                   ---------     ---------
Net cash used in financing activities            (1,061,775)   (1,161,025)
                                                   ---------     ---------

Net change in cash                                    27,437       (36,160)
Cash at beginning of period                          347,083       340,793
                                                   ---------     ---------
Cash at end of period                                374,520       304,633
                                                   =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                      65,303        63,710
Income tax payments                                  150,120        23,820

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheet at March 31, 2003, and the statements of income and comprehensive income and cash flows for the periods ended March 31, 2003, and March 31, 2002, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

The Company has adopted effective January 1, 1998, the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of FAS No. 130 on the Company's interim financial statements is to present in the statement of income, unrealized gains and losses on marketable securities net of income taxes.

Long Term Debt

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The credit facility permits the Company to borrow up to $15,000,000. At March 31, 2003, $10,200,000 ($11,250,000 at December
31, 2002) was outstanding under the agreement which matures on April 30, 2005. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At March 31, 2003, the outstanding balance accrued interest at 3.5%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow, as defined in the agreement, of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The Company was in compliance with all convenants at March 31, 2003. The line of credit is secured by first mortgages on ten properties that had a net book value of approximately $5,900,000 at March 31, 2003.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Iowa corporation, is engaged principally in the development of commercial real estate for lease to qualified tenants. The Company seeks to acquire or develop improved real estate properties suitable for lease to commercial tenants.

The Company amended the 1998 employment contract it has with its chief executive officer effective January 1, 2003. The amended agreement establishes a basic compensation of $145,000 for 2003 with annual increases equal to the greater of 3% or subsequent changes in the Consumer Price Index. The amended employment contract is included as Exhibit 10 to this Form 10Q.

Operating Results

Lease revenues in the first quarter of 2003 were $1,449,000 compared to $1,340,000 in the first quarter of 2002, an increase of $109,000. The increase in lease revenues, relative to the first quarter of 2002, was attributable to: (1) the acquisition of a sporting goods store property and a restaurant property in 2002, which in the aggregate, added $116,000 to lease revenues for the first quarter of 2003, (2) a decrease of $8,000 in contingent rents based on sales overages, and (3) an increase in lease revenues of $1,000 due to scheduled rent increases for several tenants.

The Company recorded gains from the sale of securities of $10,000 in the first quarter of 2003 compared to $21,000 for the first quarter of 2003. Other investment income also declined in the first quarter of 2002 primarily due to the early payoff on a mortgage note receivable in May 2002.

The Company recorded a net gain of $40,000 from the sale of an easement on property adjacent to Company owned property in Arlington, Texas.

Operating expenses totaled $543,000 in the first quarter of 2003 compared to $506,000 for the same period in 2002, an increase of $37,000 or 7.3%.

Depreciation expense increased a net $18,000 in the first quarter 2003 over the first quarter of 2002 as the result of the Company's property acquisitions in 2002 and other property becoming fully depreciated during the first quarter.

Interest expense declined $4,000 in the first quarter from the same period a year ago due to the decline in the interest rates. The average outstanding debt in the first quarter, 2003 was $10,656,000 compared to $9,668.000 in the first quarter of 2002. The average interest rate on borrowings in the first quarter was 3.51% compared to 4.01% for the first quarter of 2002.

Other general and administrative expenses increased $23,000 in the first quarter of 2003 over the same quarter in 2002, and primarily reflected increases in compensation costs, property taxes and state franchise taxes.

Earnings per share increased $0.15 to $1.47 per share in the first quarter of 2003 over the $1.32 a share for 2002.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Company's main source of liquidity is lease rentals from commercial tenants, borrowings on its long term revolving line of credit used to fund property acquisitions, and income from its investment portfolio. Cash outflows consist of payments for operating expenses, interest expense , income taxes, dividends to stockholders, payments in connection with the repurchase of company stock, payments to acquire equity securities for investment, and repayment of borrowings on its bank credit line. The Company's cash flow from operations was $1,084,000 for the first quarter of 2003 compared to $1,068,000, $1,059,000 and $768,000 for the first quarter of 2002, 2001 and 2000 respectively.

As of March 31, 2003, the Company's main sources of liquidity consisted of $375,000 cash, marketable securities having a market value of approximately $898,000 and $4,800,000 remaining loan balance available on its revolving credit facility with Wells Fargo Bank. In addition, the Company owns unencumbered real estate having a aggregate book value of approximately $26,800,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

Contractual Obligations

The Company's only contractual obligation at March 31, 2003, was under a revolving credit facility with Wells Fargo Bank. At March 31, 2003, the Company had outstanding borrowings of $10,200,000 under the facility and a commitment to pay a user fee of 1/8 of 1% (payable quarterly) on the unused portion of the $15,000,000 credit line. The credit facility has been extended to mature April 30, 2005.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 4.       CONTROLS AND PROCEDURES

Based on their evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, the undersigned officers of the Company have concluded that such disclosure controls and procedures are effective.
There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.      OTHER INFORMATION.

Item 6.       EXHIBITS

     (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION


Date  __5/9/03__           By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer

Date  __5/9/03__           By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary, and Treasurer



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date  __5/9/03__           By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date  __5/9/03__           By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary, and Treasurer


                                EXHIBIT INDEX


Exhibit                                                             Page

   10       Amendment No. 1 To Employment Contract
                Dated November 20, 1998                            11 & 12

   99-1     Section 906 Certification by Raymond Di Paglia           13

   99-2     Section 906 Certification by Kristine M. Fasano          14



                                                               EXHIBIT 10



AMENDMENT NO. 1
TO EMPLOYMENT CONTRACT DATED NOVEMBER 20, 1998




     THIS AMENDMENT, dated as of November 15, 2002, is made to the Employment Contract dated November 20, 1998, between NATIONAL PROPERTIES CORPORATION (herein after called the "Employer") and RAYMOND DI PAGLIA, (hereinafter called the "Employee"), and hereinafter called the "Agreement".

     WHEREAS, it is the desire of the parties to alter the provisions of the Agreement with respect to the compensation to be received by the Employee.

     NOW, THEREFORE, the parties agree to the following amendment to the
Agreement:

     1. Section 3 of the Agreement is amended by deleting Section 3 and substituting a new Section 3 as follows:

         3. Compensation. For all services rendered by Employee under this Agreement, the Employer shall pay the Employee compensation as follows:

        (a) Prior to 2003. For all services rendered by the Employee under this Agreement during the calendar year 1999, the Employer shall pay the Employee "Basic Compensation" of $120,000. Commencing with the calendar year 2000, the 1999 Basic Compensation shall be increased, but not decreased, by the greater of 3 percent or any increase in the Cost of Living in the same proportion as the All Urban Consumer Price Index ("CPI-U") published by the U.S. Department of Labor shall increase during the calendar year 1999. The aggregate compensation of the Employee paid or accrued for the year 1999, including any increase which occurs by reason of the foregoing provisions, shall become the Basic Compensation to be paid during the year 2000, increased, but not decreased, by the greater of 3 percent or subsequent changes in the CPI-U during such year. Comparable adjustments, made in like manner, shall be made in each ensuing year thereafter through 2002.

        (b) During and after 2003. For all services rendered by the Employee under this Agreement during the calendar year 2003, the Employer shall pay the Employee "Basic Compensation" of $145,000. Commencing with the calendar year 2004, the 2003 Basic Compensation shall be increased, but not decreased, by the greater of 3 percent or any increase in the Cost of Living in the same proportion as the CPI-U shall increase during the calendar year 2003. The aggregate compensation of the Employee paid or accrued for the year 2003, including any increase which occurs by reason of the foregoing provisions, shall become the Basic Compensation to be paid during the year 2004, increased, but not decreased, by the greater of 3 percent or subsequent changes in the CPI-U during such year. Comparable adjustments, made in like manner, shall be made in each ensuing year thereafter during the term of this Agreement.

        (c) Payments in Installments. All Basic Compensation under this Agreement shall be payable in installments in accordance with past practice.

        (d) Lump Sum Payments. All increases in compensation attributed to the greater of 3 percent or any increase in the CPI-U during any calendar year shall be payable in a lump sum as soon as the amount is determinable following the end of such calendar year.

     2. In all other respects, the provisions of the November 20, 1998 Agreement shall remain in full force and effect.



     IN WITNESS WHEREOF, the parties have executed this Amendment No. 1 on the date first herein above set forth.



Date  __5/9/03__          By: _____/S/__Kristine_M._Fasano________
                                Kristine M. Fasano, Secretary,

Date  __5/9/03__             _____/S/__Raymond_Di_Paglia_________
                                Raymond Di Paglia



	This November 15, 2002 Amendment to the November 20, 1998 Employment Contract is acknowledged and approved this 15th day of November, 2002 by the following members of the Board of Directors:


                               _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano


                               _____/S/__Robert_H._Jamerson________
                                 Robert H. Jamerson


                               _____/S/__Tim_Lynch_________________
                                 Tim Lynch


                                                               EXHIBIT 99-1



                  SECTION 906 CERTIFICATION BY RAYMOND DI PAGLIA

In connection with the Quarterly Report of National Properties Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond Di Paglia, president of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley act of 2002, that to my knowledge:

1. this Report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this Report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.


Date  __5/9/03__           By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer


                                                               EXHIBIT 99-2



                  SECTION 906 CERTIFICATION BY KRISTINE M. FASANO

In connection with the Quarterly Report of National Properties Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kristine M. Fasano, secretary and treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley act of 2002, that to my knowledge:

1. this Report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this Report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.


Date  __5/9/03__           By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary, and Treasurer