Form 10-Q
period 2003-06-30
NATIONAL PROPERTIES CORP
filed 2003-08-08
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2003         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
410,383 SHARES AS OF JUNE 30, 2003

PART I.     FINANCIAL INFORMATION
            Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             June 30,    December 31,
                                                 2003            2002
CURRENT ASSETS
Cash                                          291,849         347,083
Receivable                                      1,232          13,729
Deposit on Walgreen property                  100,000              -
Other                                           8,216          16,161
                                           ----------      ----------
Total current assets                          401,297         376,973
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        5,116,232       5,402,931
Buildings and improvements                 36,392,427      38,525,484
Property held for exchange                  1,650,394              -
Furniture and equipment                       118,719         117,332
                                           ----------      ----------
                                           43,277,772      44,045,747
Less - accumulated depreciation            11,070,637      11,324,363
                                           ----------      ----------
Property and equipment - net               32,207,135      32,721,384
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,090,095         926,846
                                           ----------      ----------
                                           33,698,527      34,025,203
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                5,483           2,538
Accrued liabilities                           211,434         195,460
Advance rents                                 242,664         219,997
Federal and state income taxes                 42,191         123,152
Dividends payable                              69,765              -
                                           ----------      ----------
Total current liabilities                     571,537         541,147
                                           ----------      ----------
LONG-TERM DEBT                              9,650,000      11,250,000
                                           ----------      ----------
DEFERRED INCOME TAXES                       1,152,413       1,045,716
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2003-410,383 shares; 2002-411,223  shares)   410,383         411,223
Retained earnings                          21,562,583      20,505,863
Accumulated other comprehensive income        351,611         271,254
                                           ----------      ----------
Total stockholders' equity                 22,324,577      21,188,340
                                           ----------      ----------
                                           33,698,527      34,025,203
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      2003       2002       2003       2002
Income
Lease rental income              1,368,264  1,309,199  2,816,980  2,649,535
Dividend and interest income         6,184     15,128     12,905     25,702
Gain on sale of securities          11,365     12,924     21,540     34,348
Gain on sale of property                -          -      40,000         -
                                 ---------  ---------  ---------  ---------
Total income                     1,385,813  1,337,251  2,891,425  2,709,585
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       250,117    275,065    515,635    523,063
Interest                            92,517    106,738    185,908    203,729
Salaries and wages                  67,287     60,004    137,175    123,411
Property, payroll
and misc. taxes                     22,159     18,785     60,698     43,044
Other expenses                      60,202     64,509    135,445    137,918
                                 ---------  ---------  ---------  ---------
Total expenses                     492,282    525,101  1,034,861  1,031,165
                                 ---------  ---------  ---------  ---------

Income before income taxes         893,531    812,150  1,856,564  1,678,420
Federal and State income taxes     332,394    300,495    690,642    621,015
                                 ---------  ---------  ---------  ---------
Net income                         561,137    511,655  1,165,922  1,057,405
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
on marketable securities arising
during the period                  204,844   (173,677)   131,612   (187,164)
Less income tax (benefit)
related to unrealized holding
gains (losses)                      75,792    (63,218)    51,255    (68,128)
                                 ---------  ---------  ---------  ---------
Other comprehensive income
(losses) net of tax                129,052   (110,459)    80,357   (119,036)
                                 ---------  ---------  ---------  ---------
Comprehensive income               690,189    401,196  1,246,279    938,369
                                 =========  =========  =========  =========

Net income per share                 $1.37      $1.24      $2.84      $2.56
Weighted average shares
outstanding                        410,850    412,804    410,727    412,661
Cash Dividends declared per share    $0.17      $0.16      $0.17      $0.16


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                               June 30,
                                                          2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           1,165,922     1,057,405
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                           515,635       523,063
Deferred income taxes                                   55,442        63,830
Gain on sale of securities                             (21,540)      (34,348)
Gain on sale of property                               (40,000)           -
Changes in assets and liabilities:
Accounts receivable                                     12,497        14,126
Prepaid expenses                                         7,945         8,198
Accounts payable and accrued liabilities                18,919        65,198
Federal and State income taxes                         (80,961)       83,739
Advance rents                                           22,667      (222,452)
                                                     ---------     ---------
Net cash provided by operations                      1,656,526     1,558,759
                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on real estate purchase                       (100,000)           -
Purchase of securities                                 (57,769)           -
Purchase of property                                    (1,386)   (3,500,000)
Proceeds from sale of securities                        47,672        63,885
Proceeds from sale of property                          40,000            -
Principal received on mortgage note                         -        155,978
                                                     ---------     ---------
Net cash used in investing activities                  (71,483)   (3,280,137)
                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit line borrowings                  (1,800,000)   (1,875,000)
Borrowings on credit lines                             200,000     3,425,000
Common stock purchased and retired                     (40,277)      (29,791)
                                                     ---------     ---------
Net cash provided by (used in)
financing activities                                (1,640,277)    1,520,209
                                                     ---------     ---------

Net change in cash                                     (55,234)     (201,169)
Cash at beginning of period                            347,083       340,793
                                                      --------      --------
Cash at end of period                                  291,849       139,624
                                                     =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense                                       156,077       162,949
Income tax payments                                    716,161       473,446

Noncash investing and financing transactions:
cash dividends declared                                 69,765        65,988
Real estate transactions:
Carrying value of property to be
exchanged for Walgreen property                      1,650,394            -

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheet at June 30, 2003, and the statements of income and comprehensive income and cash flows for the periods ended June 30, 2003 and June 30, 2002 are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

The Company had adopted effective January 1, 1998, the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of FAS No. 130 on the Company's interim financial statements is to present in the statement of income, unrealized gains and losses on marketable securities net of income taxes.

Real estate investments acquired or developed by the Company are not held for resale, but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property. The Company accounts for these nonmonetary transactions in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions", by recording the property received in the exchange at the recorded amount of the property surrendered. Therefore, no gain or loss is recognized on the disposed property.

Property Held For Exchange

At June 30, 2003, the Company had entered into an agreement to engage in a multiple property tax-free exchange, pursuant to which it will make a cash payment and surrender three properties in exchange for a new Walgreen store property being built in Tulsa, Oklahoma. The Company expects that the aggregate exchange value of these three properties will be approximately $3,790,000. Closing on the exchange is expected upon completion of the construction of the Walgreen store on October 31, 2003. The Company will record the cost of the new Walgreen store property at the carrying value of the three properties surrendered ($1,650,394) plus cash expected to be paid at closing of $595,000 less an earnest money deposit of $100,000.

Long Term Debt

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The credit facility permits the Company to borrow up to $15,000,000. At June 30, 2003, $9,650,000 ($11,250,000 at December 31,
2002) was outstanding under the agreement which matures on April 30, 2005. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At June 30, 2003, the outstanding balance accrued interest at 3.25%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow, as defined in the agreement, of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The Company was in compliance with all covenants at June 30, 2003. The line of credit is secured by first mortgages on ten properties that had a net book value of approximately $5,800,000 at June 30, 2003.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Iowa Corporation, is a lessor of commercial real estate to tenants, under net lease arrangements. The Company seeks to acquire or develop real estate for lease to commercial tenants anywhere in the United States. The Company currently owns property located in Arizona, Colorado, Georgia, Iowa, Kansas, Missouri, Nebraska, North Carolina, Oklahoma, South Dakota, Tennessee, and Texas.

Amendment of Chief Executive Officer's Employment Contract

The Company amended the 1998 employment contract it has with its chief executive officer effective January 1, 2003. The amended agreement establishes a basic compensation of $145,000 for 2003, with an annual increase equal to the greater of 3% or subsequent changes in the Consumer Price Index.

Board of Directors Approve Dividend Payment

At the Company's annual meeting of Stockholders held May 16, 2003, the Company declared a $0.17 per share dividend to be paid July 31, 2003 to stockholders of record on June 30, 2003. The dividend totals $69,765.

Property Held For Exchange

On or about June 30, 2003, the Company entered into an agreement to engage in a multiple property tax-free exchange, pursuant to which it will make a cash payment and surrender three properties in exchange for a new Walgreen store property being built in Tulsa, Oklahoma. The Company's three properties being surrendered in the exchange include: (1) a garden center property located in Arlington, Texas which has an exchange value of $2,100,000; (2) a nursery property located in Glendale, Arizona which has an exchange value of $790,000; and (3) 2.8 acres of land held for development in Ankeny, Iowa which has an exchange value of $900,000. The three properties to be exchanged have been or in the immediate future will be transferred to a qualified intermediary handling the exchange for the Company so as to qualify as a tax-free exchange under Internal Revenue Code Section 1031. Proceeds from the Arlington, Texas and Glendale, Arizona properties are being held by the intermediary, and the proceeds from the Ankeny, Iowa property will be deposited with the intermediary when closing on this property occurs (closing expected August 13, 2003). Closing on the exchange is expected to be October 31, 2003, upon completion of the construction of the Walgreen store. The additional funds required to be paid by the Company under the terms of the tax-free exchange for the purchase of the Walgreen property of approximately $595,000 less a $100,000 non-refundable earnest deposit, will be drawn on the Company's line of credit. Upon closing on the purchase of the Walgreen store, the Company will assume an assignment of the existing lease for the property now held by the developer. The lease is a triple net lease providing for annual rents of $310,000 for a period of twenty-five years.

Operating Results

Lease revenues in the first half of 2003 were $2,817,000 compared to $2,650,000 for the same period in 2002, an increase of $167,000 or 6.3%. The increase in lease revenues relative to the first six months of 2002, was attributable to: (1) the acquisition of a sporting goods store property in May 2002, and a restaurant property in December 2002, which in the aggregate added $189,000 to lease revenues for the first six months of 2003, (2) a decrease in lease revenues from Mikes Garden Center and Tip Top Nursery properties of $16,000 for reasons noted above in "Management's Discussion and Analysis", (3) a decrease in contingent rents of $8,000 and, (4) an increase in lease revenues of $2,000 due to scheduled rent increases for several tenants.

The Company recorded gains from the sale of securities of $22,000 in the first half of 2003 compared to $34,000 in the first half of 2002. Other investment income also declined in 2003 primarily due to the early payoff on a mortgage note receivable in May 2002 and also the loss of dividend income on securities sold.

The Company recorded a net gain of $40,000 in the first quarter of 2003 from the sale of an easement on property adjacent to Company owned property in Arlington, Texas.

Operating expense increased $4,000 in the first six months of 2003 over the same period in 2002, to a total of $1,035,000.

Depreciation expense declined $7,000 in the first half of 2003 from the same period in 2002 as a result of the loss of depreciation on certain properties becoming fully depreciated or exchanged during the period which was greater than the depreciation provided by the two properties acquired in 2002.

Interest expense declined $18,000 in the first six months of 2003 from the same period a year ago due to the continuing decline in interest rates. As the Federal Reserve again lowered the discount rate by 0.25% in June, the Company saw the interest rate on its Wells Fargo Bank line of credit decline to 3.25% effective June 30, 2003. The average amount borrowed against the line of credit in the first six month of 2003 was $10,282,000 compared to $10,186,000 for the first six months of 2002. The average interest rate paid on these borrowings was 3.62% for 2003 compared to 4.00% for 2002.

Other general and administrative expenses increased a net $29,000 in the first six months of 2003 from the same period in 2002, and primarily reflected increases in compensation costs, property taxes and state franchise taxes and decreases primarily in legal and accounting fees and repairs.

Earnings per share increased $0.28 to $2.84 per share in the first half of 2003 over the $2.56 a share for 2002.

Liquidity and Capital Resources

Liquidity describes the ability of the Company to generate sufficient cash flows to meet the cash requirements of business operations. The Company's main source of liquidity is lease rentals from commercial tenants, borrowings on its long term revolving bank line of credit used to fund property acquisitions, and income from its investment portfolio. Cash outflows consists of payments for operating expenses, interest expense, income taxes, dividends to stockholders, payments in connection with the repurchase of Company stock, payments to acquire equity securities for investments, and repayment of borrowings on its bank credit line. The Company's cash flow from operations has been consistently positive and was $1,657,000 for the first six months of 2003 compared to $1,559,000, $1,557,000 and $984,000 for the first six months of 2002, 2001, and 2000 respectively.

As of June 30, 2003, the Company's main sources of liquidity consisted of $292,000 cash, marketable securities having a market value of approximately $1,090,000 and $5,350,000 remaining loan balance available on its revolving credit facility with Wells Fargo Bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $26,400,000. Management believes that its cash flow from operations and these other sources of cash will be sufficient to finance current and projected operations.

Contractual Obligations

The Company was obligated under a revolving credit facility with Wells Fargo Bank. At June 30, 2003, the Company had outstanding borrowings under the facility of $9,650,000 and a commitment to pay a user fee of 1/8 of 1% (payable quarterly) on the unused portion of the $15,000,000 credit line. The credit facility has been extended to mature April 30, 2005.

At June 30, the Company had entered into a multiple property exchange agreement in which it will surrender three properties it owns having an approximate value of $3,790,000, in exchange for a Walgreen property under construction in Tulsa, Oklahoma, which it has agreed to purchase for $4,320,000. The balance of the funds required at closing (closing expected on October, 31, 2003), including closing costs, is estimated to be $603,000 and will be drawn on the Company's revolving credit facility.

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

               No applicable items.

Item 6.     EXHIBITS

     (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION


Date  __8/8/03__           By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer

Date  __8/8/03__           By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary, and Treasurer

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


Date  __8/8/03__           By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer

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


Date  __8/8/03__           By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary, and Treasurer

                                EXHIBIT INDEX


Exhibit                                                             Page


   99-1     Section 906 Certification by Raymond Di Paglia           12

   99-2     Section 906 Certification by Kristine M. Fasano          13

                                                               EXHIBIT 99-1



                  SECTION 906 CERTIFICATION BY RAYMOND DI PAGLIA

In connection with the Quarterly Report of National Properties Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond Di Paglia, president of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that to my knowledge:

1. this Report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this Report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.


Date  __8/8/03__           By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer

                                                               EXHIBIT 99-2



                  SECTION 906 CERTIFICATION BY KRISTINE M. FASANO

In connection with the Quarterly Report of National Properties Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kristine M. Fasano, secretary and treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that to my knowledge:

1. this Report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this Report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.


Date  __8/8/03__           By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary, and Treasurer