Form 10-Q
period 2003-09-30
NATIONAL PROPERTIES CORP
filed 2003-11-04
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2003         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
409,133 SHARES AS OF OCTOBER 15, 2003

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                        September 30,    December 31,
                                                 2003            2002
CURRENT ASSETS
Cash                                          300,158         347,083
Receivable                                         -           13,729
Other                                           3,747          16,161
                                           ----------      ----------
Total current assets                          303,905         376,973
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        5,291,232       5,402,931
Buildings and improvements                 39,510,687      38,525,484
Property held for exchange                  1,650,394              -
Furniture and equipment                       119,490         117,332
                                           ----------      ----------
                                           46,571,803      44,045,747
Less - accumulated depreciation            11,330,372      11,324,363
                                           ----------      ----------
Property and equipment - net               35,241,431      32,721,384
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,117,942         926,846
Deposit on Walgreen property                  100,000              -
                                           ----------      ----------
Total other assets                          1,217,942         926,846
                                           ----------      ----------
                                           36,763,278      34,025,203
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                1,585           2,538
Accrued liabilities                           200,212         195,460
Advance rents                                 241,607         219,997
Federal and state income taxes                 38,037         123,152
                                           ----------      ----------
Total current liabilities                     481,441         541,147
                                           ----------      ----------
LONG-TERM DEBT                             12,200,000      11,250,000
                                           ----------      ----------
DEFERRED INCOME TAXES                       1,201,834       1,045,716
                                           ----------       ---------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued
(2003-410,133 shares; 2002-411,223 shares)    410,133         411,223
Retained earnings                          22,088,124      20,505,863
Accumulated other comprehensive income        381,746         271,254
                                           ----------      ----------
Total stockholders' equity                 22,880,003      21,188,340
                                           ----------      ----------
                                           36,763,278      34,025,203
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

                                     Three Months Ended   Nine Months Ended
                                          Sept 30,              Sept 30,
                                      2003       2002       2003       2002
Income
Lease rental income              1,352,908  1,357,831  4,169,888  4,007,366
Dividend and interest income         8,287     11,069     21,192     36,771
Gain on sale of securities           9,707     10,513     31,247     44,861
Gain on sale of property                -          -      40,000         -
                                 ---------  ---------  ---------  ---------
Total income                     1,370,902  1,379,413  4,262,327  4,088,998
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       278,673    261,531    794,308    784,594
Interest                            89,397    116,023    275,305    319,752
Salaries and wages                  68,262     59,292    205,437    182,703
Property, payroll
and misc. taxes                      9,569     75,813     70,267    118,857
Other expenses                      68,702     58,473    204,147    196,391
                                 ---------  ---------  ---------  ---------
Total expenses                     514,603    571,132  1,549,464  1,602,297
                                 ---------  ---------  ---------  ---------

Income before income taxes         856,299    808,281  2,712,863  2,486,701
Federal and State income taxes     318,543    299,064  1,009,185    920,079
                                 ---------  ---------  ---------  ---------
Net income                         537,756    509,217  1,703,678  1,566,622
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
  on marketable securities arising
  during the period                 47,834   (343,764)   179,446   (530,928)
Less income tax (benefit) related
  to unrealized holding gains
  (losses)                          17,699   (125,130)    68,954   (193,258)
                                 ---------  ---------  ---------  ---------
Other comprehensive income (loss)
net of tax                          30,135   (218,634)   110,492   (337,670)
                                 ---------  ---------  ---------  ---------
Comprehensive income               567,891    290,583  1,814,170  1,228,952
                                 =========  =========  =========  =========


Net income per share                 $1.31      $1.23      $4.15      $3.80
Weighted average shares
outstanding                        410,593    412,587    410,458    412,514
Cash dividend paid per share         $0.00      $0.00      $0.17      $0.16


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                          2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           1,703,678     1,566,622
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                           794,308       784,594
Deferred income taxes                                   87,164        95,604
Gain on sale of securities                             (31,247       (44,861)
Gain on sale of property                               (40,000)           -
Changes in assets and liabilities:
Prepayments and deferred charges                        12,414       (31,941)
Accounts payable and accrued liabilities                 3,799       104,635
Advance rents                                           21,610       (45,497)
Receivable                                              13,729        14,126
Federal and State income taxes                         (85,115)      110,254
                                                      --------      --------
Net cash provided by operations                      2,480,340     2,553,536
                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                 (3,314,355)   (3,500,000)
Proceeds from sale of securities                        77,366        87,464
Proceeds on sale of property                            40,000            -
Deposit on Walgreen purchase                          (100,000)           -
Purchase of securities                                 (57,769)           -
Principal received on mortgage note                         -        155,978
                                                      --------      --------

Net cash used in investing activities               (3,354,758)   (3,256,558)
                                                      --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit line                            3,400,000     3,425,000
Payments on credit line borrowings                  (2,450,000)   (2,625,000)
Dividends paid                                         (69,765)      (65,988)
Treasury stock purchased and retired                   (52,742)      (34,546)
                                                      --------      --------
Net cash provided by financing activities              827,493       699,466
                                                      --------      --------

Net decrease in cash                                   (46,925)       (3,556)
Cash at beginning of period                            347,083       340,793
                                                      --------      --------
Cash at end of period                                  300,158       337,237
                                                      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       240,730       281,627
Income tax payments                                  1,007,136       714,221

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheet at September 30, 2003, and the statements of income and comprehensive income and cash flows for the periods ended September 30, 2003 and September 30, 2002 are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

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

Real estate investments acquired or developed by the Company are not held for resale, but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property. The Company accounts for these nonmonetary transactions in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions", by recording the property received in the exchange at the recorded amount of the property surrendered plus any additional amount paid. Therefore, no gain or loss is recognized on the disposed property.

Property Held For Exchange

At September 30, 2003, the Company had entered into an agreement to engage in a multiple property tax-free exchange, pursuant to which it will make a cash payment and surrender three properties in exchange for a new Walgreen store property being built in Tulsa, Oklahoma. The Company expects that the aggregate exchange value of these three properties will be approximately $3,790,000. Closing on the exchange is expected upon completion of the construction of the Walgreen store on November 21, 2003. The Company will record the cost of the new Walgreen store property at the carrying value of the three properties surrendered ($1,650,394) plus cash expected to be paid at closing.

Long Term Debt

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The credit facility permits the Company to borrow up to $15,000,000. At September 30, 2003, $12,200,000 ($11,250,000 at December 31,
2002) was outstanding under the agreement which matures on April 30, 2005. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At September 30, 2003, the outstanding balance accrued interest at 3.25%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow, as defined in the agreement, of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The Company was in compliance with all covenants at September 30, 2003. The line of credit is secured by first mortgages on nine properties that had a net book value of approximately $7,500,000 at September 30, 2003.

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

Property Held For Exchange

On or about June 30, 2003, the Company entered into an agreement to engage in a multiple property tax-free exchange, pursuant to which it will make a cash payment and surrender three properties in exchange for a new Walgreen store property being built in Tulsa, Oklahoma. The Company's three properties being surrendered in the exchange include: (1) a garden center property located in Arlington, Texas in which the tenant exercised an option under the lease to purchase the property on June 2, 2003 for $2,100,000; (2) a vacant garden center property located in Glendale, Arizona in which the tenant had been subleasing for the past year until its lease expired on May 31, 2003, which had an exchange value of $790,000; and (3) 2.8 acres of land held for development in Ankeny, Iowa which has an exchange value of $900,000. The three properties to be exchanged have been transferred to a qualified intermediary handling the exchange for the Company so as to qualify as a tax-free exchange under Internal Revenue Code Section 1031. Proceeds from the amount realized on these properties were being held by the intermediary at September 30, 2003, pending closing on the exchange set for November 21, 2003. The additional funds required to be paid by the Company, under the terms of the tax-free exchange for the purchase of the Walgreen property, of approximately $595,000 less a $100,000 earnest deposit, will be drawn on the Company's line of credit. Upon closing on the purchase of the Walgreen store, the Company will assume an assignment of the existing lease for the property now held by the developer. The lease is a triple net lease providing for annual rents of $310,000 for a period of twenty-five years.

Property Acquisition

On August 22, 2003, the Company completed the purchase and leaseback of a Jack in the Box property in Plano, Texas for $3,275,000. The property is a new concept Quick Stuff combination convenience store, fuel station and restaurant. The property is leased to Jack in the Box, Inc. under a net lease arrangement at an annual rent, during the initial term of the 18 year lease, of $253,812, subject to adjustment of Consumer Price Index increases limited to 8% at the end of the first five (5) years and each five (5) year interval thereafter. The lease provides for four (4), five (5) year renewal options. Funds required for the purchase were drawn on the Company's bank credit line.

Operating Results

Lease revenues in the first nine months of 2003 were $4,170,000 compared to $4,007,000 for the same period in 2002, an increase of $163,000 or 4.1%. The increase in lease revenues relative to the first nine months of 2002, was attributable to: (1) the acquisition of a sporting goods store property in May 2002, a restaurant property in December 2002, and a convenience store property in August, 2003, which in the aggregate added $251,000 to lease revenues for the first nine months of 2003; (2) a decrease in lease revenues from Mikes Garden Center and Tip Top Nursery properties of $84,000 for reasons noted above in "Management's Discussion and Analysis"; (3) a decrease in contingent rents of $8,000 and; (4) an increase in lease revenues of $4,000 due to scheduled rent increases for several tenants.

The Company recorded gains from the sale of securities of $31,000 in the first nine months of 2003 compared to $45,000 in the first nine months of 2002. Other investment income also declined in 2003 primarily due to the early payoff on a mortgage note receivable in May 2002 and also the loss of dividend income on securities sold.

The Company recorded a net gain of $40,000 in the first quarter of 2003 from the sale of an easement on property adjacent to Company owned property in Arlington, Texas.

Operating expense decreased $53,000 in the first nine months of 2003 over the same period in 2002, to a total of $1,549,000.

Depreciation expense increased $10,000 in the first nine months of 2003 from the same period in 2002 as a result of increases in depreciation for new property acquisitions referred to above minus the loss of depreciation on certain properties becoming fully depreciated or exchanged during the period.

Interest expense declined $45,000 in the first nine months of 2003 from the same period a year ago due to the continuing decline in interest rates. As the Federal Reserve again lowered the discount rate by 0.25%, the Company saw the interest rate on its Wells Fargo Bank line of credit decline to 3.25% effective June 30, 2003. The average amount borrowed against the line of credit in the first nine months of 2003 was $10,578,000 compared to $10,495,000 for the first nine months of 2002. The average interest rate paid on these borrowings was 3.46% for 2003 compared to 4.10% for 2002.

Other general and administrative expenses decreased a net $18,000 in the first nine months of 2003 from the same period in 2002, and primarily reflected increases in compensation costs and state franchise taxes and decreases in property taxes and professional fees.

Earnings per share increased $0.35 to $4.15 per share in the first nine months of 2003 over the $3.80 a share for 2002.

Liquidity and Capital Resources

Liquidity describes the ability of the Company to generate sufficient cash flows to meet the cash requirements of business operations. The Company's main source of liquidity is lease rentals from commercial tenants, borrowings on its long term revolving bank line of credit used to fund property acquisitions, and income from its investment portfolio. Cash outflows consists of payments for operating expenses, interest expense, income taxes, dividends to stockholders, payments in connection with the repurchase of Company stock, payments to acquire equity securities for investments, and repayment of borrowings on its bank credit line. The Company's cash flow from operations has been consistently positive and was $2,480,000 for the first nine months of 2003 compared to $2,554,000, and $2,135,000 for the first nine months of 2002, and 2001 respectively.

As of September 30, 2003, the Company's main sources of liquidity consisted of $300,000 cash, marketable securities having a market value of approximately $1,118,000 and $2,800,000 remaining loan balance available on its revolving credit facility with Wells Fargo Bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $26,000,000. Management believes that its cash flow from operations and these other sources of cash will be sufficient to finance current and projected operations.

Contractual Obligations

The Company was obligated under a revolving credit facility with Wells Fargo Bank. At September 30, 2003, the Company had outstanding borrowings under the facility of $12,200,000 and a commitment to pay a user fee of 1/8 of 1% (payable quarterly) on the unused portion of the $15,000,000 credit line. The credit facility has been extended to mature April 30, 2005.

At September 30, 2003 the Company had entered into a multiple property exchange agreement in which it will surrender three properties it owns having an approximate value of $3,790,000, in exchange for a Walgreen property under construction in Tulsa, Oklahoma, which it has agreed to purchase for $4,320,000. The balance of the funds required at closing (closing expected on November, 21, 2003), including closing costs and a $100,000 earnest money deposit, is estimated to be $595,000 and will be drawn on the Company's revolving credit facility.

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

NATIONAL PROPERTIES CORPORATION


Date  __11/4/03__           By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer

Date  __11/4/03__           By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary, and Treasurer

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


Date  __11/4/03__           By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer

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


Date  __11/4/03__           By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
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

                                                                  EXHIBIT 99-1


                  SECTION 906 CERTIFICATION BY RAYMOND DI PAGLIA

In connection with the Quarterly Report of National Properties Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond Di Paglia, president of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that to my knowledge:

1. this Report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this Report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.


Date  __11/4/03__           By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer

                                                               EXHIBIT 99-2



                  SECTION 906 CERTIFICATION BY KRISTINE M. FASANO

In connection with the Quarterly Report of National Properties Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kristine M. Fasano, secretary and treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002, that to my knowledge:

1. this Report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this Report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.


Date  __11/4/03__           By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary, and Treasurer