Form 10-K
period 2003-12-31
NATIONAL PROPERTIES CORP
filed 2004-03-30
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes      No__X__

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by the reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.

$10,222,729 as of March 1, 2004

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $1.00 - March 1, 2004 - 409,133 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2004 annual meeting of Stockholders See Part III

PART I

Item 1.   Business

(a) General Development of Business. The Registrant, (also referred to as the "Company") organized under the Iowa Business Corporation Act, is engaged principally in the development of commercial real estate for lease to tenants under net lease arrangements. The Registrant also derives revenues from its portfolio of investment securities.

Property Acquisition

On August 22, 2003, the Company completed the purchase and leaseback of a Jack in the Box property located in Plano, Texas for $3,275,000. The property is a new concept "quick stuff" combination convenience store, fuel station and restaurant. The property is leased to Jack in the Box, Inc. under a net lease arrangement having an initial term of eighteen (18) years with four (4) renewal options for five (5) year renewal terms. The annual rent during the initial term is $253,812. The rent is subject to adjustment by up to 8 percent to reflect increases in the Consumer Price Index at the end of the first five (5) years of the initial term of the lease and at the end of each five (5) year interval thereafter. Funds required for the purchase were drawn on the Company's bank credit line.

Multiple Property Exchange

In November 2003, the Company completed a multiple property exchange in which it paid $595,000 cash and surrendered three properties in exchange for a new Walgreen store property located in Tulsa, Oklahoma. The Company's three properties surrendered in the exchange included: (1) a garden center property located in Arlington, Texas in which the tenant exercised an option under the lease to purchase the property on June 2, 2003 for $2,100,000; (2) a vacant garden center property located in Glendale, Arizona in which the tenant had been subleasing for the past year until its lease expired on May 31, 2003, which had an exchange value of $790,000; and (3) 2.8 acres of land held for development in Ankeny, Iowa, which had an exchange value of $900,000. The three properties exchanged were transferred to qualified intermediaries handling the exchange for the Company as a tax-free exchange under the Internal Revenue Code Section 1031. Upon closing on the purchase of the Walgreen store, the Company entered into a triple net lease agreement with Walgreen Co. that provided for annual rents of $310,000 for a period of twenty-five years.

Amendment to Chief Executive Officer's Employment Contract

The Company amended the 1998 employment contract it has with its chief executive officer effective January 1, 2003. The amended agreement establishes a basic compensation of $145,000 for 2003, with an annual increase equal to the greater of 3% or subsequent changes in the Consumer Price Index.

Declaration and Payment of 2003 Dividend.

At the Company's annual meeting of stockholders held May 16, 2003, the Company declared a $0.17 per share dividend to be paid July 31, 2003 to stockholders of record on June 30, 2003. The dividend totaled $69,765.

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

All of the investment properties now owned by the Company are located in Arizona, Colorado, Georgia, Iowa, Kansas, Missouri, Nebraska, North Carolina, Oklahoma, South Dakota, Tennessee and Texas. The Company has placed no limitations, however, on the locations in which it is willing to own or develop properties in the future.

The commercial real estate acquired by the Company is normally purchased with funds drawn on the Company's line of credit. The Company gives careful consideration to the rate of return which it will receive from an investment based on the original cost thereof to the Company without regard to possible mortgage financing. While the rate of return varies, it has ranged generally from 7.25% to 13%.

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

At December 31, 2003, the Company owned 41 leased properties having an aggregate cost of $47,109,240. The rental income for 2003 on these leased properties amounted to $5,580,402. Ten of the properties are leased to five restaurant operators, and those ten properties account for 20.6% of rental income. Eighteen QuikTrip, two Gate Petroleum and one Kum & Go convenience store properties account in the aggregate for 47.7% of rental income. Two office buildings, two retail sports buildings, a supermarket building and a Walgreen drug store building account in the aggregate for 22.9% of rental income. Two telephone service center buildings and one Goodyear Tire Center building account for 4.5% of rental income. Other properties held for future development account for 2.2% of rental income. Two nursery garden center properties exchanged in 2003 accounted for 2.1% of rental income.

As of December, 2003, the tenants of all 41 leased properties were in compliance with the terms of their respective leases.

Leases of real property to QuikTrip Corporation represent, in the aggregate, a significant portion of the Company's business in terms of revenues and real estate portfolio. The Company has done business with QuikTrip Corporation since 1980, during which time QuikTrip Corporation has made all of its lease payments to the Company on a timely basis. QuikTrip Corporation is a private company which operates convenience stores in seven southern and midwestern states. For its fiscal year ending April 25, 2004, the estimated revenues of QuikTrip Corporation were $2,815,000,000, as reported in Forbes magazine.

Other Investments

The Company has a portion of its assets invested in marketable securities which had a market value of $1,302,844 as of December 31, 2003.

Employees

The Company currently employs 6 persons: 3 full-time employees and 3 part-time employees.

Item 2
Properties (Dec. 31, 2003)                       Land    Bldgs. &   Accumulated
Rental     Lease    Renewal    Mortgage    Int.
                                                 Cost    Improve.  Depreciation
Income 2003  Expires   Options     Balance    Rate
                                            ---------  ----------  ------------  ---
--------  -------  --------  ----------  ------
A. RESTAURANT PROPERTIES
  Jack in the Box        Plano, TX            175,000   3,100,350        34,448
91,427     2021   4-5 Yr.           -
  IHOP                   Ankeny, IA            10,277   1,046,192        27,943
135,000     2027   3-5 Yr.           -
  Zio's Restaurant       Aurora, CO.          197,000   1,744,624       145,386
235,000     2015   2-5 Yr.           -
  Perkins' Cake & Steak  Des Moines, IA.      137,000     343,365       343,365
77,127     2006                     -
  Perkins' Cake & Steak  Des Moines, IA.      140,000     341,602       341,602
85,598     2007                     -
  Perkins' Cake & Steak  Des Moines, IA.      200,000     373,192       373,192
86,566     2007                     -
  Perkins' Cake & Steak  Newton, IA.          112,500     485,181       485,181
72,000     2004   1-5 Yr.           -
  Perkins' Cake & Steak  Des Moines, IA.      243,166     498,675       498,675
105,192     2005   1-5 Yr.           -
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     772,000       772,000
114,778     2025   4-5 Yr.           -
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000       704,791
146,770     2005   6-5 Yr.           -
                                            ---------  ----------  ------------  ---
--------                     ----------
    Total                                   1,472,943   9,443,181     3,726,583
1,149,458
                                            ---------  ----------  ------------  ---
--------                     ----------
B. SERVICE CENTERS
  Quest                  Decorah,  IA.         20,000     191,102       166,258
22,966     2004                     -
  Quest                  Cedar Rapids, IA.     37,000     397,394       331,155
96,600     2006   1-5 Yr.           -
  Goodyear Service Ctr.  Wichita, KS.         100,000   1,040,716       452,185
132,000     2009   3-5 Yr.           -
                                            ---------  ----------  ------------  ---
--------                     ----------
    Total                                    157,000    1,629,212       949,598
251,566
                                            ---------  ----------  ------------  ---
--------                     ----------

C. CONVENIENCE STORES
  QuikTrip               a Des Moines, IA.    144,664     691,878       366,814
115,479     2010   2-5 Yr.           -
  QuikTrip & Off. Bldg.  Des Moines, IA.      215,000     672,000       647,360
90,474     2004   1-5 Yr.           -
  QuikTrip               Olathe, KS.           23,120     248,798        33,864
217,164     2019   4-5 Yr.           -
  QuikTrip               Lee Summit, MO.       36,460     408,221        55,563
133,500     2019   4-5 Yr.           -
  QuikTrip               Wichita, KS.          53,500     436,637       189,350
58,081     2009   4-5 Yr.           -
  QuikTrip               Norcross, GA.         99,558     765,000       319,635
102,858     2014   4-5 Yr.           -
  QuikTrip               Wichita, KS.          60,000     514,000       220,974
67,445     2010   4-5 Yr.           -
  QuikTrip               Tulsa, OK.           155,000   1,340,000       568,994
175,662     2010   4-5 Yr.           -
  QuikTrip               a Des Moines, IA.     84,500     557,500       229,712
75,435     2010   4-5 Yr.           -
  QuikTrip               a Johnston, IA.       48,502     476,160       173,218
73,574     2012   4-5 Yr.           -
  QuikTrip               a St. Louis, MO.     152,000   1,575,433       573,209
231,781     2017   4-5 Yr.           -
  QuikTrip               a Des Moines, IA.    183,095     900,000       294,068
115,516     2013   4-5 Yr.           -
  QuikTrip               Norcross, GA.         92,500     834,000       207,628
97,283     2009   4-5 Yr.           -
  QuikTrip               Norcross, GA.         95,500     858,000       213,601
100,117     2009   4-5 Yr.           -
  QuikTrip               a Clive, IA.         325,605     393,814        86,258
130,874     2015   4-5 Yr.           -
  QuikTrip               Alpharetta, GA       148,585   1,324,000       314,454
154,620     2016   4-5 Yr.           -
  QuikTrip               Gainesville, GA.     122,927   1,227,923       254,112
157,500     2012   4-5 Yr.           -
  QuikTrip               Woodstock, GA.       151,800   1,328,200       260,105
155,400     2013   4-5 Yr.           -
  Kum & Go               Omaha, NE.            44,110     128,574       128,574
32,169     2003                     -
  Gate Petroleum         Concord, NC          151,550   1,975,706       137,202
212,724     2021   4-5 Yr.           -
  Gate Petroleum         Rocky Mount, NC      132,202   1,480,210       119,238
161,220     2021   4-5 Yr.           -
                                            ---------  ----------  ------------  ---
--------                     ----------
    Total                                   2,520,178  18,136,054     5,393,933
2,658,876
                                            ---------  ----------  ------------  ---
--------                     ----------

D. SUPERMARKET
  Nash Finch             Sioux Falls, SD      211,888   2,632,970       340,369
473,610     2018  10-5 Yr.           -
                                            ---------  ----------  ------------  ---
--------                     ----------
E. Retail
  Academy Sports         Franklin, TN         458,500   3,749,612       268,878
386,386     2019   4-5 Yr.           -
  Academy Sports         a College Stn, TX    252,000   3,248,000       135,409
327,250     2022   4-5 Yr.           -
  Walgreen               Tulsa, OK            120,000   2,125,331         4,541
27,091     2028  10-5 Yr.           -
                                            ---------  ----------  ------------  ---
--------                     ----------
    Total                                     830,500   9,122,943       408,828
740,727
                                            ---------  ----------  ------------  ---
--------                     ----------

F. OFFICE BUILDINGS
  American Payday Loans  Des Moines, IA.       96,455     137,954       137,954
45,600     2004   1-7 Yr.           -
  Jacobson Industrial    Des Moines, IA.       61,692      55,812        51,207
19,200     2005   1-5 Yr.           -
  Corporate Headquarters b Des Moines, IA.     25,000     436,131       394,435
46,444     2004   1-3 Yr.           -
                                            ---------  ----------  ------------  ---
--------                     ----------
    Total                                     183,147     629,897       583,596
111,244
                                            ---------  ----------  ------------  ---
--------                     ----------
G. OTHER PROPERTIES                            35,576     103,751       103,751
76,781
                                            ---------  ----------  ------------  ---
--------                     ----------
H. GARDEN CENTERS (Exchanged in 2003)
118,140
                                            ---------  ----------  ------------  ---
--------                     ----------

    Totals                                  5,411,232  41,698,008    11,506,658
5,580,402
                                            =========  ==========  ============
===========                     ==========

a Mortgaged to Lender - See Note 5 of Notes to Financial Statements. b 50% Used by Registrant; 50% Leased


Other Properties

The following unencumbered properties are held for future development by the Company.

(1)   Real Estate, S. E. Delaware and Oralabor Road, Ankeny, Iowa.

This commercially zoned property is located in Ankeny, Iowa, at the Industrial Exit of Interstate 35. It contains one platted lot totaling 1.5 acres.

(2)   Real Estate, 4745 - 2nd Avenue, Des Moines, Iowa.

106,000 sq. ft. of land and a 3,200 sq. ft. building leased for $4,500 per month, the lease expires July 1, 2005. 56,000 sq. ft. of the 106,000 sq. ft. is unused land and available for development.

(3)   Real Estate, 845 Sixth Avenue, Des Moines, Iowa.

6,000 square foot concrete block building and lot. This building is rented for $1,500 per month, and the lease expires May 1, 2004.

Item 3.    Legal Proceedings.

The Company is not engaged in any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company (symbol NAPE) is traded on the over-the-counter bulletin board; a product of the National Association of Security Dealers, Inc., sponsored by market makers. Quotations are inter-dealer prices, without retail mark-up, or mark-down, or commission and may not necessarily represent actual transactions. The prices shown below are by calendar quarters for 2003 and 2002.


                                                      2003               2002
                                                  High     Low       High     Low

     First Quarter                                47.45    47.10     47.10    47.10
     Second Quarter                               50.00    47.50     47.15    44.60
     Third Quarter                                51.10    49.10     47.55    47.15
     Forth Quarter                                53.15    50.50     47.55    47.10



There was a cash dividend of seventeen cents a share paid in 2003. Future dividend declarations will be dependent upon the earnings of the Company, its financial condition, its capital requirements and general business conditions.

There were approximately 550 stockholders of record as of March 1, 2004.

Item 6. Selected Financial Data. (In thousands except for per share amounts)

                                     Year ended December 31,
                             2003      2002      2001      2000      1999
Year ended December 31,
  Lease rental income       5,580     5,364     4,796     4,353     4,189
  Interest and
    dividend income            43        44        69        79        83
  Gain on sale of
    securities                 31        36       121        10       280
  Gain on sale of
    property                   40        -        490       300        -
  Net income                2,260     2,087     2,100     1,679     1,678

At December 31,
  Total assets             37,288    34,025    31,220    24,680    23,701
  Long-term debt           11,975    11,250    10,250     2,600     4,025
  Book value-properties &
    equipment              35,629    32,721    29,220    22,206    21,387
  Net Unrealized Gain on
    Marketable Securities     498       271       522       839       829
  Stockholders' equity     23,502    21,188    19,504    17,835    16,276

Per Common Share
Net income*                  5.51      5.06      5.08      4.05      4.02
Cash dividends               0.17      0.16      0.15      0.14      0.12
Book value                  57.44     51.53     47.22     43.04     39.09


*Based on weighted average shares outstanding

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Business Section and our Financial Statements and accompanying Notes thereto included elsewhere herein.

The Company's primary business is leasing commercial real estate to tenants under net lease arrangements. The Company currently owns commercial real estate in Arizona, Colorado, Georgia, Iowa, Kansas, Missouri, Nebraska, North Carolina, Oklahoma, South Dakota, Tennessee and Texas. The Company generates most of its revenue in the form of rents from its tenants. The Company also generates some revenue from its portfolio of investment securities.

The Company policy is to invest in properties that are fully leased to a single tenant, and the tenants to which the Company has leased its properties have performed well in spite of the recent recession. The Company believes that its tenants will continue to perform well and will continue to comply fully with the terms of their leases with the Company. The Company will continue to pursue relationships with tenants whose business is not heavily dependent on the performance of the national economy as a whole.

Leases of real property to QuikTrip Corporation represent, in the aggregate, a significant portion of the Company's business in terms of revenues and real estate portfolio. Each lease pertains to an individual convenience store. Rent payments to be made by QuikTrip Corporation under the leases are payable irrespective of the performance of the convenience store location under lease, except that one of the leases provide for additional rent based on a percentage of merchandise and fuel sales at that location in excess of a fixed amount. The terms of the leases are triple-net. The leases have expiration dates and renewal options as shown in the table included as part of Item 2. QuikTrip Corporation is a private company which operates convenience stores in seven southern and midwestern states. The percentage of the Company's business conducted with QuikTrip Corporation has materially increased in recent years. Management considers this increased concentration of the Company's business with QuikTrip Corporation to be a favorable development and does not believe it represents an unacceptable risk. Management considers QuikTrip Corporation to be a highly desirable commercial tenant. During the course of the Company's dealings with QuikTrip Corporation over more than 20 years, QuikTrip Corporation has made all of its lease payments to the Company on a timely basis. Management has concluded, following its review of the current audited financial statements of the QuikTrip Corporation, that the financial position, operating results and cash flows of QuikTrip Corporation continue to justify confidence in its ability to meet all of its obligations under its leases with the Company.

Results of Operations 2003 vs. 2002

Net income in 2003 totaled $2,260,000 or $5.51 per share, an increase of 8.3% from last year's net income of $2,087,000 or $5.06 per share. The increase in net income resulted primarily from an increase in net lease rental income and a decrease in interest expense and real estate taxes.

Lease revenues in 2003 were $5,580,000, a net increase of $216,000 or 4.0% over 2002. The increase in the lease revenue relative to 2002, was attributed to: (1) the acquisition of a restaurant-convenience store property in August 2003 and a drug store property in November 2003, and a sporting goods store property and a restaurant property in 2002, which in the aggregate added $369,000 to lease revenues in 2003; (2) a decrease in lease revenues of $151,000 due to the disposition of two garden center properties in 2003; (3) a decrease of $9,000 in contingent rents based on sales overages, and (4) an increase in lease revenues of $7,000 due to escalation clauses in the leases of several tenants.

The Company recorded gains of $31,000 from the sale of marketable securities in 2003 compared to $36,000 in 2002. Other investment income of $43,000 was comparable to 2002 and included $27,000 from dividends on its marketable securities portfolio and $16,000 in interest earned on deposits held in escrow accounts of qualified intermediaries who handled the I.R.C. Section 1031 exchange of three properties for the Company in 2003. (See discussion of real estate exchange in Part I).

The Company recorded a gain of $40,000 in 2003 from the sale of an easement on property adjacent to Company owned property in Arlington, Texas.

Operating expenses totaled $2,081,000 in 2003 compared to $2,116,000 in 2002, a decline of $35,000. The decrease was primarily the result of a decline in interest cost and real estate taxes.

Interest expense decreased $47,000 in 2003 primarily due to a lower average borrowing rate. The Company borrowed $3,950,000 on its credit line and repaid $3,225,000 during 2003 resulting in a $725,000 increase in outstanding debt over 2002. The average outstanding borrowing in 2003 was $10,896,000 compared to $10,550,000 in 2002. Partially offsetting the higher average debt in 2003 was a decline in the interest rate on the Company's line of credit from 3.5% to 3.25% on July 1, 2003. The average interest rate paid by the Company in 2003 was 3.44% compared to 3.99% for 2002.

Depreciation expense increased a net $22,000 in 2003 over 2002. Depreciation increased approximately $98,000 in 2003 from new property acquisitions in 2003 and 2002, and decreased approximately $76,000 from the disposition of the Company's two garden centers in 2003 and from other properties becoming fully depreciated.

Other general and administrative expenses (G & A) include personnel cost, real estate taxes, repairs and cost of corporate functions including legal, accounting and directors. G & A expenses declined $11,000 from 2002 primarily due to a decrease in real estate taxes on the Company's Ankeny, Iowa property of $51,000 due to converting one lot to a lease with IHOP in 2002 and exchanging one lot for another rental property in 2003. The Company experienced increases over 2002 in personnel cost, directors fees, insurance and certain filing costs in states it conducts business.

The effective income tax rate was 37.5% in 2003 compared to 37.3% in 2002. The increase was due to higher state income taxes.

Results of Operations 2002 vs. 2001

Net income in 2002 totaled $2,087,000 or $5.06 per share compared with $2,100,000, or $5.08 per share in 2001.

Revenues
Lease revenues in 2002 were $5,364,000 up $568,000 or 11.9% over 2001.  The increase in lease revenues, relative to 2001, was attributable to: (1) the acquisition of a sporting goods store property and a restaurant property in 2002, and a sporting goods store property and two convenience store properties in 2001, which in the aggregate added $584,000 to lease revenues in 2002; (2) a decrease in lease revenues of $31,000 due to the disposition of an office building in 2001; (3) a decrease of $21,000 in contingent rents based on sales overages, and (4) an increase in lease revenues of $36,000 due to scheduled rent increases for several tenants in 2002.

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

Interest expense decreased $91,000 in 2002 primarily due to a lower average borrowing rate. The Company borrowed $4.4 million on its credit line and repaid $3.4 million during 2002 resulting in a $1 million increase in outstanding debt over 2001. The average outstanding borrowings in 2002 were $10,550,000 compared to $7,988,000 in 2001. Partially offsetting the higher average debt in 2002 was declining interest rates, as rates fell from 9% at
the beginning of 2001 to 3.5% at December 31, 2002.   The average interest
rate paid by the Company in 2002 was 3.995% compared to 6.4% in 2001.

General and administrative expenses, excluding donations, increased approximately $84,000 in 2002 over 2001, and primarily reflect increases in compensation cost, property taxes on the Company's Ankeny, Iowa property, and professional fees. There were no charitable donations in 2002 compared to $270,000 in 2001.

Provision for Income taxes
The Company's effective income tax rate was 37.3% in 2002, compared to 34.6% in 2001. The lower effective rate for 2001 was the result of reporting the Company's 2001 tax-free exchange of real estate differently for financial and income tax purposes. Excluding the effects of the 2001 tax-free exchange, the effective tax rate for 2001 would have been 37.4%.

Financial Condition, Liquidity and Capital Resource

The Company's cash position decreased slightly in 2003 from 2002 as the Company continued its practice of applying all cash in excess of current operating needs to reduce bank debt.

The Company generated cash from operating activities of $3.3 million for 2003, $3.4 million for 2002 and $2.8 million in 2001. The primary sources of cash from operating activities have been net income, as adjusted to exclude the effects of non-cash charges and changes in other current assets and liabilities.

The Company used $3.9 million of cash for investing activities in 2003, $4.2 million in 2002, and $7.1 million in 2001. Capital expenditures to acquire new commercial properties for lease were $5.5 million in 2003 ($3.87 million cash), $4.5 million in 2002 (all cash), and $7.9 million in 2001 ($7.7 million cash). Some property acquisitions involved an exchange of property owned by the Company as mentioned in the Business Section of Part I. The following table summarizes the Company's cost of commercial properties acquired during the three years ended December 31, 2003, and the lease income derived from those properties on an annual basis.

                                   2003         2002          2001

     Cost of property           $5,520,331   $4,546,192    $7,947,256
     Annual rental income       $  563,812   $  462,250    $  760,330

The Company generated cash increases from financing activities of $0.5 million in 2003, $0.8 million in 2002 and $4.5 million in 2001. Bank borrowing net of repayments, on the Company's line of credit generated $0.7 million in 2003, $1.0 million in 2002 and $4.6 million in 2001. Borrowings on this line of credit are used to fund property acquisitions.

Each year, the Company has reacquired a limited amount of its common stock. During 2003, the Company reacquired 2,090 shares of its outstanding common stock at a cost of $103,242. During the three years ended December 31, 2003, 6,080 shares were repurchased in the open market and negotiated transactions. The total cost of the reacquired shares for the three-year period totaled $241,656, an average of $39.75 per share. In addition to stock repurchases, the Company continued its long-standing tradition of paying its stockholders a cash dividend. Dividends paid during the past three years were $69,765 in 2003, $65,988 in 2002 and $62,055 in 2001.

The Company's only source of outside financing is its $15 million long-term bank line of credit with a local bank. The Company has no off-balance sheet arrangements.

At December 31, 2003, the Company's primary sources of liquidity were $326,000 in cash; marketable securities with a market value of approximately $$1.303,000; and a $3,025,000 remaining loan balance available on a $15,000,000 revolving line of credit with a local bank. (See Note 5 of the Notes to Financial Statements). In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $28,000,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

Summary of Critical Accounting Policies

Management strives to report the financial results of the Company in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require us to use technical terminology. We follow generally accepted accounting principles in the U.S. in preparing our financial statements. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations. Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our more significant accounting policies and how they are applied in preparation of the financial statements.

Exchange of Nonmonetary Assets
Real estate investments acquired or developed by the Company are not held for resale, but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property. The Company accounts for these nonmonetary transactions in accordance with Accounting Principles Board Opinion #29 "Accounting for Nonmonetary Transactions", by recording the property received in the exchange at the recorded amount of the property surrendered plus any cash paid in the transaction. Therefore, no gain or loss is recognized on the disposed property.

Impairment of Long-Lived Assets
The Company periodically evaluates its long-lived assets for impairments whenever events or changes in circumstances indicate that the carry amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value less costs to sell. During the three years ended December 31, 2003, the Company determined that none of its long-lived assets had been impaired and therefore the Company did not adjust the carrying amounts of such assets. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.


Item 8.   Financial Statements and Supplementary Data.

  Financial statements filed herewith:

    Report of Independent Auditors.

    Balance Sheets as of December 31, 2003 and December 31, 2002.

    Statements of Income and Comprehensive Income for the years ended
      December 31, 2003, December 31, 2002 and December 31, 2001.

    Statements of Stockholders' Equity for the years ended December 31, 2003, December 31, 2002 and December 31, 2001.

    Statements of Cash Flows for the years ended December 31, 2003,
      December 31, 2002 and December 31, 2001.

  Notes to Financial Statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

  None

Item 9A.   Controls and Procedures.

(a) The Chief Executive Officer and the Secretary-Treasurer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Secretary-Treasurer have concluded that these disclosure controls and procedures are effective.

(b) There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

In answer to Items 10, 11, 12, 13 and 14 of Part III, the Company incorporates by reference the required information which is contained in its definitive Proxy Statement. The Proxy Statement is for the 2004 annual meeting of stockholders and will be filed with the Commission not later than 120 days after December 31, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    The following documents are filed as part of this report:

      1. Financial statements: See index to financial statements under Item 8 on Page 12 of this report

      2. Financial statement schedules: See schedule III on page 23 of this report

      3.   Exhibits:

Exhibit
Number      Description

  14       Code of Ethics

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act.

  31.2 Certification of Secretary-Treasurer pursuant to Section 302 of The Sarbanes-Oxley Act.

  32.1 Certification of Chief Executive Officer and Secretary-Treasurer pursuant to Section 906 of The Sarbanes-Oxley Act.

(b)         The Company filed no report on 8-K for the last quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __3/19/04__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __3/19/04__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


DIRECTORS OF THE COMPANY

Date  __3/19/04__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __3/19/04__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __3/19/04__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson

Date  __3/19/04__          By _____/S/__Tim_Lynch________________
                               Tim Lynch


NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
Certified Public Accountants

Board of Directors and Stockholders
National Properties Corporation


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of National Properties Corporation as of December 31, 2003 and 2002 and the related statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


February 6, 2004
West Des Moines, Iowa

1501 - 42nd Street, Suite 130, West Des Moines, IA 50266-1005, Phone (515)
223-0221      Fax: (515) 223-1030


NATIONAL PROPERTIES CORPORATION BALANCE SHEETS
                                                               December 31,
                                                             2003        2002
ASSETS

CURRENT ASSETS
  Cash                                                    326,210     347,083
  Receivable                                               15,803      13,729
  Other                                                    14,490      16,161
                                                       ----------  ----------
    Total current assets                                  356,503     376,973
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, AT COST - Notes 2 and 5
  Land                                                  5,411,232   5,402,931
  Buildings and improvements                           41,698,008  38,525,484
  Furniture and equipment                                 124,390     117,332
                                                       ----------  ----------
                                                       47,233,630  44,045,747
  Less-accumulated depreciation                        11,604,926  11,324,363
                                                       ----------  ----------
    Property and equipment-net                         35,628,704  32,721,384
                                                       ----------  ----------

OTHER ASSETS
  Marketable securities, at market value-Note 4         1,302,844     926,846
                                                       ----------  ----------
                                                       37,288,051  34,025,203
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         20,792       2,538
  Accrued liabilities                                     146,982     195,460
  Advance rents                                           280,504     219,997
  Federal and state income taxes                           60,777     123,152
                                                       ----------  ----------
    Total current liabilities                             509,055     541,147
                                                       ----------  ----------
LONG-TERM DEBT - Note 5                                11,975,000  11,250,000
                                                       ----------  ----------
DEFERRED INCOME TAXES - Note 3                          1,301,727   1,045,716
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued-2003-409,133 shares; 2002-411,223 shares       409,133     411,223
  Retained earnings                                    22,594,902  20,505,863
  Accumulated other comprehensive income                  498,234     271,254
                                                       ----------  ----------
    Total stockholders' equity                         23,502,269  21,188,340
                                                       ----------  ----------
                                                       37,288,051  34,025,203
                                                       ==========  ==========

See Notes to Financial Statements


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND C0MPREHENSIVE INCOME
For the years ended December 31, 2003, 2002 and 2001

STATEMENTS OF INCOME                             2003        2002        2001
REVENUES
  Lease rental income                        5,580,402   5,364,141   4,795,749
  Dividend and interest income                  43,229      43,546      68,717
  Gain on sale of securities                    31,247      36,034     121,701
  Gain on sale of property                      40,000          -      489,832
                                            ----------  ----------  ----------
    Total revenues                           5,694,878   5,443,721   5,475,999
                                            ----------  ----------  ----------


EXPENSES
  Depreciation                               1,068,862   1,046,604     919,723
  Interest                                     374,923     421,514     512,362
  Salaries and wages                           274,031     245,529     241,101
  Property, payroll and misc. taxes            101,629     146,870      96,263
  Other                                        261,098     255,120     496,214
                                            ----------  ----------  ----------
    Total expenses                           2,080,543   2,115,637   2,265,663
                                            ----------  ----------  ----------
    Income before income taxes               3,614,335   3,328,084   3,210,336

INCOME TAXES-Note 3                          1,354,379   1,240,600   1,110,180
                                            ----------  ----------  ----------
    Net income                               2,259,956   2,087,484   2,100,156
                                            ----------  ----------  ----------

Other comprehensive income:
  Unrealized holding gains (losses) on
   marketable securities arising during
   period                                     395,595    (358,136)    (377,327)
  Less reclassification adjustment for
   gains included in net income                31,247      36,034      121,701
  Less (income tax) benefit applicable to
   unrealized holding gains and (losses)     (137,368)    143,478      181,646
                                            ----------  ----------  ----------
Other comprehensive income (losses),
  net of tax                                  226,980    (250,692)    (317,382)
                                            ----------  ----------  ----------
    Comprehensive income                    2,486,936   1,836,792    1,782,774
                                            ==========  ==========  ==========

Net income per share                             5.51        5.06         5.08
Weighted average common shares outstanding    409,898     412,250      413,560

See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2003, 2002 and 2001

STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                   Accumulated
                                                                     Other
                                                Common  Retained Comprehensive
                                                Stock   Earnings     Income
                                            ----------  ----------  ----------
Balances December 31, 2000                     414,373  16,581,528     839,328
    Net income - 2001                               -    2,100,156          -
    Purchase and retirement of common stock     (1,300)    (50,262)         -
    Cash dividend - 15 cents per share              -      (62,055)         -
    Change in other comprehensive income             -           -     (317,382)
                                            ----------  ----------  ----------
  Balances December 31, 2001                   413,073  18,569,367     521,946
    Net income - 2002                               -    2,087,484          -
    Purchase and retirement of common stock     (1,850)    (85,000)         -
    Cash dividend - 16 cents per share              -      (65,988)         -
    Change in other comprehensive income             -           -     (250,692)
                                            ----------  ----------  ----------
  Balances December 31, 2002                   411,223  20,505,863     271,254
    Net income - 2003                               -    2,259,956          -
    Purchase and retirement of common stock     (2,090)   (101,152)         -
    Cash dividend - 17 cents per share              -      (69,765)         -
    Change in other comprehensive income             -           -      226,980
                                            ----------  ----------  ----------
  Balances December 31, 2003                   409,133  22,594,902     498,234
                                            ==========  ==========  ==========


See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001


                                                2003        2002        2001
                                            ----------  ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                2,259,956   2,087,484   2,100,156
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation                            1,068,862   1,046,604     934,650
    Deferred income taxes                     118,643     126,716     187,850
    Gain on sale of securities                (31,247)    (36,034)   (121,701)
    Gain on sale of property                  (40,000)         -     (489,832)
    Changes in operating assets and liabilities:
      Accounts receivable                      (2,074)        397     (14,126)
      Prepaid expenses                          1,671      (2,062)     (5,192)
      Accounts payable and accrued expenses   (30,224)     78,967      14,914
      Advance rents                            60,507     (63,757)    233,462
      Federal and state income taxes          (62,375)    158,888     (69,712)
                                           ----------  ----------  ----------
  Net cash provided by operations           3,343,719   3,397,203   2,770,469
                                           ----------  ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment      (3,976,182) (4,547,777) (7,703,341)
  Payments received on mortgage notes              -      155,978     181,769
  Purchase of securities                      (57,769)         -           -
  Proceeds from sale of securities              77,366     153,724     200,631
  Proceeds from sale of property                40,000          -      259,670
                                           ----------  ----------  ----------
  Net cash used in
   investing activities                   (3,916,585) (4,238,075) (7,061,271)
                                           ----------  ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on credit lines                3,950,000   4,425,000   7,500,000
  Repayments of credit line borrowings     (3,225,000) (3,425,000) (2,850,000)
  Dividends paid                              (69,765)    (65,988)    (62,055)
  Purchase of treasury stock                 (103,242)    (86,850)    (51,562)
                                           ----------  ----------  ----------
  Net cash provided by
   financing activities                       551,993     847,162   4,536,383
                                           ----------  ----------  ----------
Net increase (decrease) in cash               (20,873)      6,290     245,581
Cash at beginning of year                     347,083     340,793      95,212
                                           ----------  ----------  ----------
Cash at the end of year                       326,210     347,083     340,793
                                           ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                          374,923     421,514     512,362
    Income tax payments                     1,288,111     954,996     992,042

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real estate:
  Basis of properties received              2,245,331          -          -
  Less cash paid                              594,936          -          -
                                           ----------  ----------  ----------
  Basis of properties given up              1,650,395          -          -
                                           ==========  ==========  ==========


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

Exchange of Nonmonetary Assets: Real estate investments acquired or developed by the Company are not held for resale, but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property. The Company accounts for these nonmonetary transactions in accordance with Accounting Principles Board Opinion #29 "Accounting for Nonmonetary Transactions", by recording the property received in the exchange at the recorded amount of the property surrendered. Therefore, no gain or loss is recognized on the disposed property.

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2003 and 2002, the Company determined that none of its long-lived assets had been impaired and therefore the Company did not adjust the carrying amounts of such assets.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding of 409,898 in 2003, 412,250 in 2002 and 413,560 in 2001.

Profit-Sharing Plan: The Company has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Company's contribution to the plan was $67,945 in 2003; $61,382 in 2002 and $35,547 in 2001.

Lease Rentals - Commercial Real Restate: Lease rentals received on commercial real estate are accounted for under the operating method; rentals are included in income as earned over the term of the lease.

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

New Accounting Standards: In June 2002, the FASB issued a Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The new standard requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The Company adopted this standard for exit or disposal activities initiated after December 31, 2002.

NOTE 1 - MORTGAGE RECEIVABLE

The Company held a mortgage note dated June 15, 2000 in the original amount of $350,000 from Mike's Garden Centers, Inc., a Texas corporation. The mortgage note was payable to the Company in installments over a three year period with interest at 10% and was collateralized by commercial real estate located in Dallas, Texas. The mortgage note was fully collected in 2002.

NOTE 2 - PROPERTIES UNDER LEASE

The Company is the Lessor of commercial real estate under noncancelable operating leases requiring fixed and contingent rentals through the year 2028. Contingent rentals based on sales overages amounted to $62,550 in 2003; $71,870 in 2002 and $92,618 in 2001. The following is a schedule of future minimum rentals at December 31, 2003, not including renewal options and contingent rentals.

     Year ended December 31,                        Amount
            2004                                   5,846,331
            2005                                   5,454,153
            2006                                   5,247,083
            2007                                   5,088,073
            2008                                   5,021,934
            Subsequent years                      47,944,118
                                                  ----------
            Aggregate future minimum rentals      74,601,692
                                                  ==========


NOTE 3 - INCOME TAXES

Income tax expense for the years ended December 31, 2003, 2002 and 2001 is comprised of the following:

                                                2003        2002        2001
                                           -----------  ----------  ----------
Current
  Federal                                  $1,052,879   $ 948,978   $  787,787
  States                                      182,857     164,906      134,543
                                           -----------  ----------  ----------
    Total current                           1,235,736   1,113,884      922,330
Deferred                                      118,643     126,716      187,850
                                           -----------  ----------  ----------
                                           $1,354,379  $1,240,600   $1,110,180
                                           ===========  ==========  ==========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability in the balance sheets as of December 31, 2003 and 2002 are related to the following:

                                                            2003        2002
                                                        ----------  ----------
Deferred tax liabilities:
  Buildings                                            $1,009,113   $  890,470
  Marketable securities                                   292,614      155,246
                                                        ----------  ----------
    Total deferred tax liabilities                     $1,301,727   $1,045,716
                                                        ==========  ==========

A reconciliation of the Company's U.S. federal tax rate is as follows:

For the year ended December, 31:                 2003        2002        2001
                                            ----------  ----------  ----------

Statutory rate                                   34.0%       34.0%      34.0%
State taxes, net of federal tax benefit           3.4         3.3        2.8
Decreases resulting from:
  Dividend exclusion                             (0.3)       (0.3)      (0.3)
  Contribution deduction in excess of cost          -           -       (1.9)
Other                                             0.4         0.3          -
                                            ----------  ----------  ----------
Effective rate                                   37.5%       37.3%      34.6%
                                            ==========  ==========  ==========


NOTE 4 - MARKETABLE SECURITIES

The Company's marketable securities consist of equity securities and were carried at fair market value. At December 31, 2003, marketable securities available-for-sale had an aggregate market value of $1,302,844 and a cost of $511,996 resulting in an unrealized gain of $790,848. At December 31, 2002, marketable securities had an aggregate market value of $926,846 and a cost of $500,346 for an unrealized gain of $426,500. The increase or decrease in unrealized holding gains each year is shown as other comprehensive income in the statement of income and comprehensive income.

The Company had gross realized gains of $31,247 and no realized losses on the sale of marketable securities in 2003. In 2002, the Company had gross realized gains of $52,712 and gross realized losses of $16,678. In 2001, the Company had gross realized gains of $121,701 and no realized losses. Gains on sales were based on the cost of the securities using the specific identification method.

NOTE 5 - LONG-TERM DEBT

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The credit facility permits the Company to borrow up to $15,000,000. At December 31, 2003, $11,975,000 ($11,250,000 at December
31, 2002) was outstanding under the agreement and matures on April 30, 2005. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At December 31, 2003, the outstanding balance accrued interest at 3.25%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow as defined in the agreement of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The Company was in compliance with all covenants at December 31, 2003. The line of credit is secured by first mortgages on nine properties that had a net book value of $7,465,000 at December 31, 2003.

NOTE 6 - CONCENTRATIONS

The following schedule shows the percentage of lease revenue obtained from those companies that account for 10% or more of the Company's lease rental income.
                                                        Years ended
                                            2003            2002        2001
                                         ----------     ----------  ----------
  QuikTrip Corporation                      40.4%           42.0%       46.8%
  Academy Sports                            12.8%           11.0%          -


NOTE 7 - QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                  Quarter
                              First        Second         Third        Fourth
                         ----------    ----------    ----------    ----------
2003
  Revenues                1,505,612     1,385,813     1,370,902     1,432,551
  Net Income                604,785       561,137       537,756       556,278
  Per share                   $1.47         $1.37         $1.31         $1.36

2002
  Revenues                1,340,336     1,337,251     1,379,413     1,386,721
  Net Income                545,750       511,655       509,217       520,862
  Per share                   $1.32         $1.24         $1.23         $1.27



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

computed
Academy Sports
  College Stn, TX  $    (1)      $ 3,248,000            -       $ 3,248,000  $
135,409         05/15/02   39
Academy Sports
  Nashville, TN          -         3,749,612            -         3,749,612
268,878         03/15/01   39
Econofoods
  Sioux Falls, SD        -         2,632,970            -         2,632,970
340,369         12/01/98   39
Jack in the Box
  Plano, TX              -         3,100,350            -         3,100,350
34,448         08/22/03   30
Other Properties    11,975,000    28,868,237      $   98,839     28,967,076
10,727,554         1976/2003  15/39
                    ----------   -----------      ----------     ----------   ------
----
    Totals         $11,975,000   $41,599,169      $   98,839    $41,698,008
$11,506,658
                    ==========   ===========      ==========    ===========
==========
                        (1)           (2)


NOTE TO SCHEDULE III
                                                 Real  Estate
                                          Buildings and Improvements
                                     2003            2002            2001
Balance, Beginning of period     $38,525,484     $34,231,292     $27,200,718
  additions                        5,324,519       4,294,192       7,205,527
                                 -----------     -----------     -----------
                                  43,850,003      38,525,484      34,406,245
  Reductions                       2,151,995              -          174,953
                                 -----------     -----------     -----------
Balance, End of period           $41,698,008     $38,525,484     $34,231,292
                                 ===========     ===========     ===========


                                           Accumulated Depreciation
                                          Buildings and Improvements
                                     2003            2002            2001
Balance, Beginning of period     $11,236,103     $10,196,236     $ 9,435,182
  additions                        1,058,854       1,039,867         912,170
                                 -----------     -----------     -----------
                                  12,294,957      11,236,103      10,347,352
  Reductions                         788,299              -          151,116
                                 -----------     -----------     -----------
Balance, End of period           $11,506,658     $11,236,103     $10,196,236
                                 ===========     ===========     ===========

(1) Nine properties including Academy Sports property in College Station, TX are pledged as security under the Company's $15,000,000 Wells Fargo line of credit.

(2)  Land costs totaling $5,411,232 not included.


Exhibit 14
National Properties Corporation
Business Ethics Policy

Introduction

The goals of the Company's Business Ethics Policy are to foster standards of conduct for its officers and employees that will assure that business decisions are made on the basis of honesty and integrity, to promote compliance with the laws, rules and regulations to which the Company is subject and to help safeguard the Company's assets, opportunities and confidential information entrusted to the Company. It is the intent of the Company that directors, officers and employees be familiar with the policies set forth below. The Company's Board of Directors may waive compliance with certain policies in particular situations as long as such a waiver is made in accordance with the rules of the Securities and Exchange Commission.

Employee Relationships

The Company's standards for excellence in human relationships are based on a firm belief in the value and dignity of the individual. The Company seeks to maintain an environment in which everyone can perform effectively and efficiently. These standards can be met only when there is a shared sense of responsibility for the overall performance and well being of the Company.

Company Property

The officers and employees are custodians of the Company's property, and the Company expects that certain standards are to be maintained in connection with maintenance and use of the Company's property. All assets of the Company should be used only for legitimate business purposes.

Conflicts of Interest

The Company's directors, officers and employees owe a duty of loyalty to the Company, and the Company expects that they avoid inappropriate conflicts between their personal interests and the interests of the Company. Thus, the Company's directors, officers and employees should never place personal gain ahead of the interests of the Company. Directors, officers and employees should not use Company property, information acquired from or through the Company or their position to create personal gain or enter into competition with the Company.

To avoid potential conflicts of interest, directors, officers and employees will:

  conduct their private and personal activities in a manner which avoids actual or apparent conflicts with the interests of the Company and those with whom it deals.


  not knowingly allow themselves to become involved in a conflict of interest. If and when they discover such a conflict, they will not allow it to continue.

  not use the Company's name, prestige, influence or purchasing power to obtain discounts, rebates, or special services on purchases made for personal use, other than offers made to all employees.

  not solicit or accept gifts, entertainment, travel, favors or any other personal benefit of more than a small value, and which are customary and proper under the circumstances in the normal course of business, from any firm doing or seeking to do business or competing with the Company.

  not hold material investments in and not hold a position as official or director of, another enterprise that is doing or is seeking to do business, compete or provide service, materials, property, or equipment with the Company unless those circumstances have been fully disclosed to and approved by the Company.

  not divert to themselves or others, directly or indirectly, business opportunities in which the Company might reasonably be expected to have an interest.

  not engage in any outside employment, including self-employment, that may affect their impartiality, objectivity or efficiency in performing work for the Company or that would create an adverse public image.

  review their personal activities from time to time to determine whether a reasonable, disinterested observer would have any ground to believe that responsibilities to the Company are disregarded in favor of personal interests and activities.

Confidential Information

The Company's directors, officers and employees may have access to confidential or proprietary information of the Company or its tenants and suppliers. Inappropriate use or disclosure of some confidential information may violate rules of the Securities and Exchange Commission and could expose both the Company and the individuals involved to significant civil and criminal penalties. Inappropriate use or disclosure of confidential information could adversely affect the interests of the Company or third parties who deal with the Company.

In full recognition of the trust placed in the Company, the Company's directors, officers and employees should:

  not use or disclose confidential or sensitive information for personal gain, for the personal gain of others or to the detriment of others.

  protect the confidentiality of information relating to ideas, plans, drawings, documents, research materials and the intentions of the Company.

  protect confidential information pertaining to personnel, tenants and suppliers.

  limit access and disclosure authorization for confidential information to those employees for whom it is a normal job function or on a "need to know" basis.

  attempt to assure that all purchases and sales of Company securities are made in full compliance with the "insider trading" rules of the Securities and Exchange Commission.

  not actively trade in, or allow our family members to actively trade in, the securities of the Company or those of another entity based on the material undisclosed information indicating that the value of such securities is likely to be affected by future actions of the Company.

Corporate Records

Complete, accurate and reliable records are essential to efficient management. The Company's compliance with reporting requirements and other standards established by law are equally important. Investors, creditors and other decision makers rely on the Company's records and have a right to information that is adequate, timely and accurate.

In the preparation and maintenance of accurate and adequate records, the Company will:

  comply with all accepted accounting standards and practices, rules, regulations and controls.

  see that all entries are promptly and accurately recorded and properly documented; no entry will intentionally distort or disguise the true nature of any transaction.

  prohibit the establishment of any undisclosed or unrecorded funds or assets for any purpose.

  maintain books and records which will fairly and accurately reflect, in reasonable detail, the Company's business transactions, asset acquisitions and disposals, plus other pertinent activities.

  protect financial and operational data from accidental destruction and comply with record retention procedures.

  expect employees to sign only those documents they believe to be accurate and truthful.

  restrict access to sensitive data such as financial records, customer information and personnel records to deter inappropriate disclosure, modification or destruction.

  devise, implement and maintain sufficient internal controls to provide assurance that record keeping objectives are met.

  provide full, fair, accurate, timely and understandable disclosure in SEC reports and other public communications.

Business Relationships

The Company has a commitment to open and fair dealings with third parties. This characteristic is an essential and highly valued element of the Company's business operations. Therefore, neither the Company, nor its directors, officers or employees, will intentionally seek advantages over third parties through the use of illegal or unethical business practices.

Compliance

It is the intention of the Company to comply with all applicable laws, rules and regulations. It is the responsibility of the Company's directors, officers and employees to act within the boundaries of any applicable laws, rules and regulations.

Conclusion

This code of ethics is intended as a guide to all employees of National Properties Corporation regarding the philosophy and expectations of the Company in the ethical conduct of business affairs. The standards contained in this code of ethics, together with its policies and procedures, are the minimum standards which must be met by all employees. Any act by an employee which violates these minimum standards is outside that employee's scope of employment. When in doubt, employees have the responsibility to seek clarification from management. Employees should address all questions regarding the Company's Business Ethics Policy or any discovery of a violation of the Company's Business Ethics Policy to the Chairman of the Audit Committee, Robert H. Jamerson at (602) 863-3466 or (319) 234-6641. Violations of the Company's ethical standards are grounds for disciplinary action up to and including discharge and legal prosecution.


Exhibit 31.1
CERTIFICATION

I, Raymond Di Paglia, certify that:

1. I have reviewed this annual report on Form 10-K of National Properties Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date  __3/19/04__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer

Exhibit 31.2
CERTIFICATION

I, Kristine M. Fasano, certify that:

1. I have reviewed this annual report on Form 10-K of National Properties Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date  __3/19/04__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer


Exhibit 32.1
CERTIFICATION

SECTION 906 CERTIFICATION BY RAYMOND DI PAGLIA

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, Raymond Di Paglia, hereby certifies that:

1. this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2.the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.


Date  __3/19/04__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer




SECTION 906 CERTIFICATION BY KRISTINE M. FASANO

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, Kristine M. Fasano hereby certifies that:

1. this report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2.the information contained in this report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.


Date  __3/19/04__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer