Form 10-Q
period 2004-03-31
NATIONAL PROPERTIES CORP
filed 2004-05-06
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2004         Commission file number 0-305


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

Yes __X__      No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _____      No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK (PAR VALUE $1.00)
409,133 SHARES AS OF APRIL 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             March 31,    December 31,
                                                 2004            2003
CURRENT ASSETS
Cash                                          324,011         326,210
Receivable                                         -           15,803
Other                                          10,291          14,490
                                           ----------      ----------
Total current assets                          334,302         356,503
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        5,411,232       5,411,232
Buildings and improvements                 41,872,128      41,698,008
Furniture and equipment                       136,115         124,390
                                           ----------      ----------
                                           47,419,475      47,233,630

Less - accumulated depreciation            11,890,134      11,604,926
                                           ----------      ----------
Property and equipment - net               35,529,341      35,628,704
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,235,463       1,302,844
                                           ----------      ----------
                                           37,099,106      37,288,051
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               39,764          20,792
Accrued liabilities                           112,702         146,982
Advance rents                                 259,414         280,504
Federal and state income taxes                323,788          60,777
                                           ----------      ----------
Total current liabilities                     735,668         509,055
                                           ----------      ----------
LONG-TERM DEBT                             10,975,000      11,975,000
                                           ----------      ----------
DEFERRED INCOME TAXES                       1,313,864       1,301,727
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued - 409,133 shares                       409,133         409,133
Retained earnings                          23,197,065      22,594,902
Accumulated other comprehensive income        468,376         498,234
                                           ----------      ----------
Total stockholders' equity                 24,074,574      23,502,269
                                           ----------      ----------
                                           37,099,106      37,288,051
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                    For Quarter Ended
                                                        March 31,
                                                 2004            2003
Income
Lease rental income                         1,510,685       1,448,716
Dividend and interest income                    7,157           6,721
Gain on sale of securities                     15,327          10,175
Gain on sale of property                           -           40,000
                                            ---------       ---------
Total income                                1,533,169       1,505,612
                                            ---------       ---------
Expenses
Depreciation                                  285,208         265,518
Interest                                       94,557          93,391
Salaries and wages                             72,498          69,888
Property, payroll and misc. taxes              38,030          38,539
Other expenses                                 81,713          75,243
                                            ---------       ---------
Total expenses                                572,006         542,579
                                            ---------       ---------

Income before income taxes                    961,163         963,033
Federal and State income taxes                359,000         358,248
                                            ---------       ---------
Net income                                    602,163         604,785
                                            ---------       ---------

Other comprehensive Losses:
Unrealized holding losses on
marketable securities arising
during the period                             (32,067)        (63,057)
Less reclassification adjustment for
gains included in net income                   15,327          10,175
Less income tax (benefit) related
to unrealized holding losses                  (17,536)        (24,537)
                                            ---------       ---------
Other comprehensive losses
net of tax                                    (29,858)        (48,695)
                                            ---------       ---------
Comprehensive income                          572,305         556,090
                                            =========       =========

Net income per share of common stock            $1.47           $1.47
Weighted average shares
outstanding                                   409,133         411,098
Dividends per share                              None            None



NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS


                                                         For Quarter Ended
                                                             March 31,
                                                        2004          2003
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           602,163       604,785
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                         285,208       265,518
Deferred income taxes                                 29,673        28,168
Gain on sale of securities                           (15,327)      (10,175)
Gain on sale of property                                  -        (40,000)
Changes in assets and liabilities:
Accounts receivable                                   15,803        13,729
Prepaid expenses                                       4,199         4,333
Accounts payable and accrued expenses                (15,308)      (15,346)
Federal and State income taxes                       263,011       179,960
Advance rents                                        (21,090)       53,525
                                                   ---------     ---------
Net cash provided by operations                    1,148,332     1,084,497
                                                   ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of securities                                    -        (57,769)
Purchase of property                                (185,845)         (757)
Proceeds from sale of securities                      35,314        23,241
Proceeds from sale of properties                          -         40,000
                                                   ---------     ---------

Net cash provided by (used in)
 investing activities                               (150,531)        4,715
                                                   ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
Payments on credit line borrowings                (1,000,000)   (1,050,000)
Purchase of treasury stock                                -        (11,775)
                                                   ---------     ---------
Net cash used in financing activities             (1,000,000)   (1,061,775)
                                                   ---------     ---------

Net change in cash                                    (2,199)       27,437
Cash at beginning of period                          326,210       347,083
                                                   ---------     ---------
Cash at end of period                                324,011       374,520
                                                   =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                      62,544        65,303
Income tax payments                                   66,316       150,120

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheet at March 31, 2004, and the statements of income and comprehensive income and cash flows for the periods ended March 31, 2004, and March 31, 2003, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with the increase or decrease in unrealized gains and losses reported as other comprehensive income or losses in the statement of income and comprehensive income. Realized gains or losses on securities sold are based on the specific identification method.

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

Long Term Debt

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The credit facility permits the Company to borrow up to $15,000,000. At March 31, 2004, $10,975,000 ($11,975,000 at December 31, 2003) was outstanding under the agreement which matures on April 30, 2006. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At March 31, 2004, the outstanding balance accrued interest at 3.25%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow, as defined in the agreement, of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The Company was in compliance with all covenants at March 31, 2004. The line of credit is secured by first mortgages on nine properties that had a net book value of approximately $7,400,000 at March 31, 2004.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Iowa Corporation, is a lessor of commercial real estate to tenants under net lease arrangements. It is the Company's policy to invest in properties that are fully leased to a single tenant which is responsible for payment of real estate taxes, insurance, utilities and repairs. Under such circumstances, the Company has limited management responsibilities for such properties once they are constructed and leased. In most cases, properties are constructed by the tenant and conveyed to the Company under a sale and leaseback arrangement. It is not the policy of the Company to invest in multiple tenant office buildings or residential facilities. The Company currently owns property located in Arizona, Colorado, Georgia, Iowa, Kansas, Missouri, Nebraska, North Carolina, Oklahoma, South Dakota, Tennessee, and Texas.

Operating Results

During the first quarter 2004, lease revenues increased $62,000 or 4.3% over the same period in 2003. The increase in lease revenues for the first quarter of 2004 relative to the first quarter of 2003, was attributed to: (1) the acquisition of a restaurant property in August 2003 and a drug store property in November 2003, which in the aggregate, added $141,000 to lease revenue in the first quarter of 2004, (2) a decrease in lease revenue of $68,000 due to the disposition of two garden center properties in 2003, (3) a decrease of $19,000 in contingent rents, and (4) an increase in lease revenues of $8,000 due to escalation clauses in the leases of some tenants.

The Company recorded investment income, including gains from the sale of marketable securities of $22,000 in the first quarter of 2004 compared to $17,000 for the first quarter of 2003. The Company recorded no property sales in 2004 compared to recording a gain of $40,000 from a property sale in 2003.

Operating expenses increased $29,000 or 5.4% in the first quarter of 2004 over the same period in 2003, as a result of increases in depreciation, interest, and compensation costs.

Depreciation expense increased $20,000 in the first quarter of 2004 over the first quarter of 2003, as a result of property acquisitions in 2003.

Interest expense increased only slightly in the first quarter 2004 over the same period in 2003 due to a higher average outstanding loan balance and a slightly lower borrowing cost on the Company's line of credit. Average outstanding debt in the first quarter 2004 was $11,488,000 compared to $10,656,000 for the first quarter of 2003. The interest rate on the Company's revolving line of credit declined from 3.5% to 3.25% effective July 1, 2003, where it has remained. The average interest rate on borrowings in the first quarter 2004 was 3.30% compared to 3.51% for the first quarter 2003.

Other general and administrative (G & A) expenses increased a net $9,000 in the first quarter 2004 over the same period in 2003. The Company recorded increases in salaries and salary related expenses, legal and audit fees, and state franchise taxes, and recorded decreases in property taxes and other G & A expense.

Earnings per share remained flat in the first quarter 2004 at $1.47 per share, the same as reported for the first quarter 2003.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Company's main source of liquidity is lease rentals from commercial tenants, borrowings on its long term revolving line of credit used to fund property acquisitions, and income from its investment portfolio. Cash outflows consist of payments for operating expenses, interest expense , income taxes, dividends to stockholders, payments in connection with the repurchase of company stock, payments to acquire equity securities for investment, and repayment of borrowings on its bank credit line. The Company's cash flow from operations was $1,148,000 for the first quarter of 2004 compared to $1,084,000 and $1,068,000 for the first quarter of 2003 and 2002 respectively.

As of March 31, 2004, the Company's main sources of liquidity consisted of $324,000 cash, marketable securities having a market value of approximately $1,235,000 and $4,025,000 remaining loan balance available on its revolving credit facility with Wells Fargo Bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $28,100,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

Contractual Obligations

The Company's only contractual obligation at March 31, 2004, was under a revolving credit facility with Wells Fargo Bank. At March 31, 2004, the Company had outstanding borrowings of $10,975,000 under the facility and a commitment to pay a user fee of 1/8 of 1% (payable quarterly) on the unused portion of the $15,000,000 credit line. The credit facility has been extended to mature April 30, 2006.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

The Company is exposed to price fluctuations on its available for sale marketable equity securities portfolio. These investments are generally in companies with large capitalizations. The Company does not attempt to reduce or eliminate the market exposure on these securities. The Company reports the results of price fluctuations on its marketable equity securities portfolio as unrealized holding gains and losses in its statement of income and comprehensive income. For the three month period ended March 31, 2004 and 2003, the Company recorded an unrealized holding loss, net of income taxes and realized gains and losses, of $30,000 and $49,000 respectively.

Item 4.  CONTROLS AND PROCEDURES

(a)	The President, Chief Executive Officer and the Vice President,
Secretary-Treasurer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 as
of the end of the period covered by this report.   Based on that
evaluation, the Chief Executive Officer and Secretary-Treasurer have concluded that these disclosure controls and procedures are effective.

(b)	There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 6.  EXHIBITS

     (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION


Date  __5/6/04__            By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer

Date  __5/6/04__            By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary-Treasurer


                                 EXHIBIT INDEX

Exhibit                                                      Page

   31.1   Certification of President, Chief Executive          11
          Officer pursuant to Section 302 of The Sarbanes-
          Oxley Act.

   31.2   Certification of Vice President, Secretary-          13
          Treasurer pursuant to Section 302 of The Sarbanes-
          Oxley Act.

   32.1   Certification of President, Chief Executive          15
          Officer and Vice President, Secretary-Treasurer pursuant to Section 906 Certification of the Sarbanes-Oxley Act.


Exhibit 31.1
                              CERTIFICATIONS

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

Date  __5/6/04__            By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer


Exhibit 31.2

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

Date  __5/6/04__            By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary-Treasurer


EXHIBIT 32.1



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


Date  __5/6/04__            By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer





                  SECTION 906 CERTIFICATION BY KRISTINE M. FASANO

Pursuant to the requirements of Section 906 of the Sarbanes-Oxley
Act of 2002, Kristine M. Fasano, hereby certifies that:

1. this Report fully complies with the requirements of Sections 13(a) or 15(d) of the 1934 Act, and

2. the information contained in this Report fairly presents, in all material respects, the registrant's financial condition and results of operations of the registrant.


Date  __5/6/04__            By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary-Treasurer