Form 10-Q
period 2004-06-30
NATIONAL PROPERTIES CORP
filed 2004-07-30
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2004         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
409,133 SHARES AS OF JUNE 30, 2004

PART I.     FINANCIAL INFORMATION
            Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                             June 30,    December 31,
                                                 2004            2003
CURRENT ASSETS
Cash                                          356,390         326,210
Receivable                                         -           15,803
Other                                          62,225          14,490
                                           ----------      ----------
Total current assets                          418,615         356,503
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        5,411,232       5,411,232
Buildings and improvements                 41,893,502      41,698,008
Furniture and equipment                       136,115         124,390
                                           ----------      ----------
                                           47,440,849      47,233,630
Less - accumulated depreciation            12,177,157      11,604,926
                                           ----------      ----------
Property and equipment - net               35,263,692      35,628,704
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,252,631       1,302,844
                                           ----------      ----------
                                           36,934,938      37,288,051
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               35,592          20,792
Accrued liabilities                           144,671         146,982
Advance rents                                 260,197         280,504
Federal and state income taxes                     -           60,777
Dividends payable                              73,644              -
                                           ----------      ----------
Total current liabilities                     514,104         509,055
                                           ----------      ----------
LONG-TERM DEBT                             10,450,000      11,975,000
                                           ----------      ----------
DEFERRED INCOME TAXES                       1,365,872       1,301,727
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued: 409,133 shares                        409,133         409,133
Retained earnings                          23,710,341      22,594,902
Accumulated other comprehensive income        485,488         498,234
                                           ----------      ----------
Total stockholders' equity                 24,604,962      23,502,269
                                           ----------      ----------
                                           36,934,938      37,288,051
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

                                     Three Months Ended     Six Months
Ended
                                          June 30,              June 30,
                                      2004       2003       2004       2003
Income
Lease rental income              1,467,533  1,368,264  2,978,218  2,816,980
Dividend and interest income        10,103      6,184     17,260     12,905
Gain on sale of securities           5,966     11,365     21,293     21,540
Gain on sale of property                -          -          -      40,000
                                 ---------  ---------  ---------  ---------
Total income                     1,483,602  1,385,813  3,016,771  2,891,425
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       287,023    250,117    572,231    515,635
Interest                            89,069     92,517    183,626    185,908
Salaries and wages                  69,245     67,287    141,743    137,175
Property, payroll
and misc. taxes                     21,053     22,159     59,083     60,698
Other expenses                      78,864     60,202    160,577    135,445
                                 ---------  ---------  ---------  ---------
Total expenses                     545,254    492,282  1,117,260  1,034,861
                                 ---------  ---------  ---------  ---------

Income before income taxes         938,348    893,531  1,899,511  1,856,564
Federal and State income taxes     351,428    332,394    710,428    690,642
                                 ---------  ---------  ---------  ---------
Net income                         586,920    561,137  1,189,083  1,165,922
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
on marketable securities arising
during the period                   27,161    204,844    (20,232)   131,612
Less income tax (benefit)
related to unrealized holding
gains (losses)                      10,050     75,792     (7,486)    51,255
                                 ---------  ---------  ---------  ---------
Other comprehensive income
(losses) net of tax                 17,111    129,052    (12,746)    80,357
                                 ---------  ---------  ---------  ---------
Comprehensive income               604,031    690,189  1,176,337  1,246,279
                                 =========  =========  =========  =========

Net income per share                 $1.43      $1.37      $2.91      $2.84
Weighted average shares
outstanding                        409,133    410,850    409,133    410,727
Cash Dividends declared per share    $0.18      $0.17      $0.18      $0.17


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                             June 30,
                                                        2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         1,189,083     1,165,922
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                         572,231       515,635
Deferred income taxes                                 71,631        55,442
Gain on sale of securities                           (21,293)      (21,540)
Gain on sale of property                                  -        (40,000)
Changes in assets and liabilities:
Accounts receivable                                   15,803        12,497
Prepaid expenses                                       8,397         7,945
Accounts payable and accrued liabilities              12,489        18,919
Federal and State income taxes                      (116,909)      (80,961)
Advance rents                                        (20,307)       22,667
                                                   ---------     ---------
Net cash provided by operations                    1,711,125     1,656,526
                                                   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on real estate purchase                           -       (100,000)
Purchase of securities                                    -        (57,769)
Purchase of property                                (207,219)       (1,386)
Proceeds from sale of securities                      51,274        47,672
Proceeds from sale of property                            -         40,000
                                                   ---------     ---------
Net cash used in investing activities               (155,945)      (71,483)
                                                   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit line borrowings                (1,525,000)   (1,800,000)
Borrowings on credit lines                                -        200,000
Common stock purchased and retired                        -        (40,277)
                                                   ---------     ---------
Net cash used in financing activities             (1,525,000)   (1,640,277)
                                                   ---------     ---------

Net change in cash                                    30,180       (55,234)
Cash at beginning of period                          326,210       347,083
                                                    --------      --------
Cash at end of period                                356,390       291,849
                                                   =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest expense                                     153,901       156,077
Income tax payments                                  755,706       716,161

Noncash investing and financing transactions:
cash dividends declared                               73,644        69,765
Real estate transactions:
Carrying value of property to be
exchanged for Walgreen property                           -      1,650,394

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheet at June 30, 2004, and the statements of income and comprehensive income and cash flows for the periods ended June 30, 2004, and June 30, 2003, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

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

Long Term Debt

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The credit facility permits the Company to borrow up to $15,000,000. At June 30, 2004, $10,450,000 ($11,975,000 at December
31, 2003) was outstanding under the agreement which matures on April 30, 2006. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At June 30, 2004, the outstanding balance accrued interest at 3.25%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow, as defined in the agreement, of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The Company was in compliance with all covenants at June 30, 2004. The line of credit is secured by first mortgages on nine properties that had a net book value of approximately $7,400,000 at June 30, 2004.

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

Board of Directors Approve Dividend Payment

At the Company's annual meeting of Stockholders held May 21, 2004, the Company declared a $0.18 per share dividend to be paid July 30, 2004 to stockholders of record on June 30, 2004. The dividend totals $73,644.

Operating Results

Lease revenues increased 5.7% or $161,000 in the first half of 2004 over the same period in 2003. The increase in lease revenues relative to the first six months of 2003, was attributable to: (1) the acquisition of a restaurant property in August 2003 and a drug store property in November 2003, which in the aggregate added $282,000 to lease revenues in the first six months of 2004, (2) a decrease in lease revenues of $118,000 due to the disposition of two garden center properties in 2003, (3) a decrease of $19,000 in contingent rents, and (4) an increase in lease revenues of $16,000 due to escalation clauses in the lease agreements of some tenants and renegotiated leases with other tenants.

The Company recorded investment income, including gains from the sale of marketable securities, of $38,000 in the first six months of 2004 compared to $34,000 for the first half of 2003.

The Company recorded no property sales in 2004 compared to recording a gain of $40,000 from the sale of an easement to Company owned property in Arlington, Texas in 2003.

Operating expenses increased $82,000 or 7.9% in the first six months of 2004 over the same period in 2003, as a result of increases in depreciation, professional fees, and compensation costs.

Depreciation expense increased a net $57,000 in the first half of 2004 over the same period in 2003. Depreciation increased approximately $84,000 from new property acquisitions in 2004 and 2003, and decreased approximately $27,000 from the disposition of the Company's two garden centers in 2003.

Interest expense decreased slightly in the first half 2004 from the same period in 2003 due to a lower borrowing cost on the Company's line of credit. The interest rate on the Company's revolving line of credit declined from 3.5% to 3.25% effective July 1, 2003, where it has remained. Average outstanding debt in the first six months of 2004 was $11,129,000 compared to $10,282,000 for the same period in 2003. The average interest rate on borrowings during the first six months of 2004 was 3.30% compared to 3.62% in the first six months of 2003.

Other general and administrative (G & A) expenses increased a net $28,000 in the first half of 2004 over the same period in 2003. The Company recorded increases in salaries and benefits, legal and audit fees, and state franchise taxes, and recorded decreases in property taxes, insurance and travel expenses.

Earnings per share increased $0.07 to $2.91 per share in the first half of 2004 over the $2.84 per share earned in the first half of 2003.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Company's main source of liquidity is lease rentals from commercial tenants, borrowings on its long term revolving line of credit used to fund property acquisitions, and income from its investment portfolio. Cash outflows consist of payments for operating expenses, interest expense, income taxes, dividends to stockholders, payments in connection with the repurchase of company stock, payments to acquire equity securities for investment, and repayment of borrowings on its bank credit line. The Company's cash flow from operations was $1,711,000 for the first six months of 2004 compared to $1,657,000 and $1,559,000 for the first six months of 2003 and 2002, respectively.

As of June 30, 2004, the Company's main sources of liquidity consisted of $356,000 cash, marketable securities having a market value of approximately $1,253,000 and $4,550,000 remaining loan balance available on its revolving credit facility with Wells Fargo Bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $27,800,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

Contractual Obligations

The Company's only contractual obligation at June 30, 2004, was under a revolving credit facility with Wells Fargo Bank. At June 30, 2004, the Company had outstanding borrowings of $10,450,000 under the facility and a commitment to pay a user fee of 1/8 of 1% (payable quarterly) on the unused portion of the $15,000,000 credit line. The credit facility has been extended to mature April 30, 2006.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

The Company is exposed to price fluctuations on its available for sale marketable equity securities portfolio. These investments are generally in companies with large capitalizations. The Company does not attempt to reduce or eliminate the market exposure on these securities. The Company reports the results of price fluctuations on its marketable equity securities portfolio as unrealized holding gains and losses in its statement of income and comprehensive income. For the six month period ended June 30, 2004, the Company recorded an unrealized holding loss, net of income taxes of $13,000 compared to a net unrealized gain of $80,357 for the first six months of 2003.

Item 4.   CONTROLS AND PROCEDURES

          (a) The President-Chief Executive Officer and the Vice President-Secretary-Treasurer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 as
of the end of the period covered by this report.   Based on that
evaluation, the President, Chief Executive Officer and Vice President, Secretary-Treasurer have concluded that these disclosure controls and procedures are effective.

          (b) There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION.

                No applicable items.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a) A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

          (b) The Company filed no report on Form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION


Date  __7/30/04__            By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer

Date  __7/30/04__            By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
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

Date  __7/30/04__            By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer


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

Date  __7/30/04__            By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary-Treasurer


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


Date  __7/30/04__            By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer





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


Date  __7/30/04__            By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary-Treasurer