Form 10-Q
period 2004-09-30
NATIONAL PROPERTIES CORP
filed 2004-11-05
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2004         Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
409,133 SHARES AS OF SEPTEMBER 30, 2004

PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS


                                        September 30,    December 31,
                                                 2004            2003
CURRENT ASSETS
Cash                                          318,643         326,210
Receivable                                         -           15,803
Other                                          81,649          14,490
                                           ----------      ----------
Total current assets                          400,292         356,503
                                           ----------      ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                        5,411,232       5,411,232
Buildings and improvements                 41,893,502      41,698,008
Furniture and equipment                       136,115         124,390
                                           ----------      ----------
                                           47,440,849      47,233,630
Less - accumulated depreciation            12,463,272      11,604,926
                                           ----------      ----------
Property and equipment - net               34,977,577      35,628,704
                                           ----------      ----------

OTHER ASSETS
Marketable securities                       1,263,716       1,302,844
                                           ----------      ----------
                                           36,641,585      37,288,051
                                           ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                   -           20,792
Accrued liabilities                           147,020         146,982
Advance rents                                 253,012         280,504
Federal and state income taxes                     -           60,777
                                           ----------      ----------
Total current liabilities                     400,032         509,055
                                           ----------      ----------
LONG-TERM DEBT                              9,625,000      11,975,000
                                           ----------      ----------
DEFERRED INCOME TAXES                       1,405,789       1,301,727
                                           ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued: 409,133 shares                        409,133         409,133
Retained earnings                          24,309,159      22,594,902
Accumulated other comprehensive income        492,472         498,234
                                           ----------      ----------
Total stockholders' equity                 25,210,764      23,502,269
                                           ----------      ----------
                                           36,641,585      37,288,051
                                           ==========      ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

                                     Three Months Ended   Nine Months Ended
                                       September  30,         September 30,
                                      2004       2003       2004       2003
Income
Lease rental income              1,473,307  1,352,908  4,451,525  4,169,888
Dividend and interest income        10,050      8,287     27,310     21,192
Gain on sale of securities              -       9,707     21,293     31,247
Gain on sale of property                -          -          -      40,000
                                 ---------  ---------  ---------  ---------
Total income                     1,483,357  1,370,902  4,500,128  4,262,327
                                 ---------  ---------  ---------  ---------
Expenses
Depreciation                       286,116    278,673    858,347    794,308
Interest                            93,886     89,397    277,512    275,305
Salaries and wages                  68,178     68,262    209,921    205,437
Property, payroll
and misc. taxes                     21,734      9,569     80,817     70,267
Other expenses                      56,882     68,702    217,459    204,147
                                 ---------  ---------  ---------  ---------
Total expenses                     526,796    514,603  1,644,056  1,549,464
                                 ---------  ---------  ---------  ---------

Income before income taxes         956,561    856,299  2,856,072  2,712,863
Federal and State income taxes     357,743    318,543  1,068,171  1,009,185
                                 ---------  ---------  ---------  ---------
Net income                         598,818    537,756  1,787,901  1,703,678
                                 ---------  ---------  ---------  ---------

Other comprehensive income (losses):
Unrealized holding gains (losses)
  on marketable securities arising
  during the period                 11,085     47,834     (9,147)   179,446
Less income tax (benefit) related
  to unrealized holding gains
  (losses)                           4,101     17,699     (3,385)    68,954
                                 ---------  ---------  ---------  ---------
Other comprehensive income (loss)
net of tax                           6,984     30,135     (5,762)   110,492
                                 ---------  ---------  ---------  ---------
Comprehensive income               605,802    567,891  1,782,139  1,814,170
                                 =========  =========  =========  =========


Net income per share                 $1.46      $1.31      $4.37      $4.15
Weighted average shares
outstanding                        409,133    410,593    409,133    410,458
Cash dividend paid per share         $0.00      $0.00      $0.18      $0.17


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS

                                                           Nine Months
Ended
                                                             September 30,
                                                          2004
2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           1,787,901
1,703,678
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                           858,347
794,308
Deferred income taxes                                  107,447
87,164
Gain on sale of securities                             (21,293)
(31,247)
Gain on sale of property                                    -
(40,000)
Changes in assets and liabilities:
Prepayments and deferred charges                        12,596
12,414
Accounts payable and accrued liabilities               (20,754)
3,799
Advance rents                                          (27,492)
21,610
Receivable                                              15,803
13,729
Federal and State income taxes                        (140,532)
(85,115)
                                                     ---------     --------
-
Net cash provided by operations                      2,572,023
2,480,340
                                                     ---------     --------
-

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                   (207,220)
(3,314,355)
Proceeds from sale of securities                        51,274
77,366
Proceeds on sale of property                                -
40,000
Deposit on Walgreen purchase                                -
(100,000)
Purchase of securities                                      -
(57,769)
                                                     ---------     --------
-

Net cash used in investing activities                 (155,946)
(3,354,758)
                                                     ---------     --------
-

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on credit line                                   -
3,400,000
Payments on credit line borrowings                  (2,350,000)
(2,450,000)
Dividends paid                                         (73,644)
(69,765)
Treasury stock purchased and retired                        -
(52,742)
                                                     ---------     --------
-
Net cash provided by (used in) financing activities (2,423,644)
827,493
                                                     ---------     --------
-

Net decrease in cash                                    (7,567)
(46,925)
Cash at beginning of period                            326,210
347,083
                                                     ---------     --------
-
Cash at end of period                                  318,643
300,158
                                                     =========
=========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                                       245,086
240,730
Income tax payments                                  1,101,256
1,007,136

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The balance sheet at September 30, 2004, and the statements of income and comprehensive income and cash flows for the periods ended September 30, 2004, and September 30, 2003, are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to a fair statement of the results of the periods shown.

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

Long Term Debt

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The credit facility permits the Company to borrow up to $15,000,000. At September 30, 2004, $9,625,000 ($11,975,000 at
December 31, 2003) was outstanding under the agreement which matures on April 30, 2006. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At September 30, 2004, the outstanding balance accrued interest at 4.00%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow, as defined in the agreement, of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The Company was in compliance with all covenants at September 30, 2004. The line of credit is secured by first mortgages on nine properties that had a net book value of approximately $7,400,000 at September 30, 2004.

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

In September 2004, the Company entered into a sale-leaseback agreement with NPC International (Pizza Hut), where the Company agreed to purchase for a price of $600,000, a building constructed by Pizza Hut on the Company's one remaining lot in Ankeny, Iowa. Pizza Hut is expected to complete the building by April 1, 2005. Pizza Hut in turn will lease the property from the Company for an initial term of twenty years with four (4) five year option periods. The lease agreement provides for annual rental income of $114,000 during the first five years of the lease and escalates each five-year period to $162,300 in the last five years of the initial lease term.

Operating Results

Lease revenues increased $282,000 or 6.75% in the first nine months of 2004 over the same period in 2003. The increase in lease revenues relative to the first nine months of 2003, was attributable to: (1) the acquisition of a restaurant property in August 2003 and a drug store property in November 2003, which in the aggregate added $395,000 to lease revenues in the first nine months of 2004, (2) a decrease in lease revenues of $118,000 due to the disposition of two garden center properties in 2003, (3) a decrease of $19,000 in contingent rents, and (4) an increase in lease revenues of $24,000 due to escalation clauses in the lease agreements of some tenants and renegotiated leases with other tenants.

The Company recorded investment income, including gains from the sale of marketable securities, of $49,000 in the first nine months of 2004 compared to $52,000 for the same period in 2003.

The Company recorded no property sales in 2004 compared to recording a gain of $40,000 from the sale of an easement to Company owned property in Arlington, Texas in 2003.

Operating expenses increased $95,000 or 6.1% in the first nine months of 2004 over the first nine months of 2003.

Depreciation expense increased a net $64,000 through September 30, 2004 over 2003 as a result of increases in depreciation for new property acquisitions referred to above minus the loss of depreciation from the disposition of two garden center properties in 2003, as well as other properties becoming fully depreciated.

Interest expense increased slightly in the first nine months of 2004 from the same period in 2003 due to a slightly higher average loan balance. Average outstanding loan balance for the first nine months of 2004 was $10,730,000 compared to $10,578,000 for the same period in 2003. The interest rate on the Company's revolving line of credit rose in the third quarter 2004 from 3.25% to 4.0% in response to hikes in the Federal Reserve rate. The average interest rate on borrowings during the first nine months of 2004 was 3.45% compared to 3.47% for the first nine months of 2003.

Other general and administrative expenses increased a net $28,000 in the first nine months of 2004 over the same period in 2003. The Company recorded increases in salaries and benefits, legal and audit fees, and state franchise taxes, and recorded decreases in property taxes, insurance and travel expenses.

Earnings per share increased $0.22 to $4.37 per share for the first nine months of 2004 compared to $4.15 per share earned in the first nine months of 2003.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Company's main source of liquidity is lease rentals from commercial tenants, borrowings on its long term revolving line of credit used to fund property acquisitions, and income from its investment portfolio. Cash outflows consist of payments for operating expenses, interest expense, income taxes, dividends to stockholders, payments in connection with the repurchase of company stock, payments to acquire equity securities for investment, and repayment of borrowings on its bank credit line. The Company's cash flow from operations was $2,572,000 for the first nine months of 2004 compared to $2,480,000 and $2,554,000 for the first nine months of 2003 and 2002, respectively.

As of September 30, 2004, the Company's main sources of liquidity consisted of $318,643 cash, marketable securities having a market value of approximately $1,264,000 and $5,375,000 remaining loan balance available on its revolving credit facility with Wells Fargo Bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $27,800,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

Contractual Obligations

The Company's only contractual obligation at September 30, 2004, was under a revolving credit facility with Wells Fargo Bank. At September 30, 2004, the Company had outstanding borrowings of $9,625,000 under the facility and a commitment to pay a user fee of 1/8 of 1% (payable quarterly) on the unused portion of the $15,000,000 credit line. The credit facility has been extended to mature April 30, 2006.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

The Company is exposed to price fluctuations on its available for sale marketable equity securities portfolio. These investments are generally in companies with large capitalizations. The Company does not attempt to reduce or eliminate the market exposure on these securities. The Company reports the results of price fluctuations on its marketable equity securities portfolio as unrealized holding gains and losses in its statement of income and comprehensive income. For the nine month period ended September 30, 2004, the Company recorded an unrealized holding loss, net of income taxes of $5,762 compared to a net unrealized gain of $110,492 for the first nine months of 2003.

Item 4. CONTROLS AND PROCEDURES

(a)	The President-Chief Executive Officer and the Vice President,
Secretary-Treasurer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 as of the end of the period
covered by this report.   Based on that evaluation, the President, Chief
Executive Officer and Vice President, Secretary-Treasurer have concluded that these disclosure controls and procedures are effective.

(b)	There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NATIONAL PROPERTIES CORPORATION


Date  __11/5/04__            By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer

Date  __11/5/04__            By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
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

Date  __11/5/04__            By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer


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

Date  __11/5/04__            By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary-Treasurer


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


Date  __11/5/04__            By: _____/S/__Raymond_Di_Paglia_________
                                 Raymond Di Paglia, President and
                                 Chief Executive Officer





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


Date  __11/5/04__            By: _____/S/__Kristine_M._Fasano________
                                 Kristine M. Fasano, Vice President,
                                 Secretary-Treasurer