Form 10-K
period 2004-12-31
NATIONAL PROPERTIES CORP
filed 2005-03-31
CIK 70453

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

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

Yes _____ No__X__

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by the reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.

$22,978,000 as of March 1, 2005

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, Par Value $1.00 - March 1, 2005 - 409,133 Shares

Documents Incorporated by Reference

  None

PART I
Item 1.   Business

(a)	General Development of Business.  The Registrant, (also referred to as the "Company") organized under the Iowa Business Corporation Act, is engaged principally in the development of commercial real estate for lease to tenants under net lease arrangements. The Registrant also derives revenues from its portfolio of investment securities.

Sale of QuikTrip Property

In July 2004, the Company executed a 20-year lease with Git-N-Go Convenience Stores, Inc. ("Git-N-Go") for one of its QuikTrip store properties located in Des Moines, Iowa. The lease with Git-N-Go was effective December 1, 2004.
On December 28, 2004, the Company sold this convenience store property along with an office building at the same location that had been leased to QuikTrip, for $1,250,000 realizing a gain of $1,030,000 on the sales. Proceeds from the sale were placed in escrow with a qualified intermediary pending an Internal Revenue Code Section 1031 tax-free exchange.

Termination of Pizza Hut Agreement

The Company reported in its third quarter 2004 Form 10-Q, that it had entered into a sale-leaseback agreement in September 2004 with NPC International ("Pizza Hut"), pursuant to which the Company agreed to pay up to $600,000 for a building constructed by Pizza Hut on the Company's one remaining lot in Ankeny, Iowa. Pizza Hut in turn would have leased the property from the Company for an initial term of 20 years. The agreement further provided that if the building costs exceeded $600,000, Pizza Hut would have the option of paying the excess costs or terminating the agreement. In December 2005, Pizza Hut decided to terminate the agreement when it received construction cost estimates exceeding the $600,000 portion payable by the Company.

Merger

On January 14, 2005, the Company's board of directors gave approval and adopted a definitive agreement and plan of merger for the Company to merge with and into a wholly owned subsidiary of Commercial Net Lease Realty, Inc. ("Commercial"). Commercial invests in high quality, single-tenant retail and office properties subject to long term, net leases with established tenants. As of January 2005, Commercial owned 362 investment properties in 38 states which were leased to 152 corporations in 56 industry classifications.

The merger agreement provides for shareholders of the Company to receive four shares of Commercial common stock for each share of stock in the Company owned by them. Further, as a condition to Commercial's obligation to close the merger, the Company must pay a dividend to its shareholders of $20.8 million, or approximately $50.84 per share. This special dividend will be paid out prior to closing only if all other conditions to the merger have been satisfied or waived prior to the closing of the merger.

Completion of the merger is subject to customary closing conditions, including the approval of the holders of a majority of the Company's outstanding common stock. Company shareholders holding approximately 53% of the Company's outstanding common stock have entered into a shareholder agreement with Commercial to vote in favor of the merger. However, Commercial may terminate the merger agreement if a majority of the Company's shareholders who are not bound by the shareholders agreement do no approve the merger. The Company anticipates that the merger will be completed not later than the second quarter of 2005.

Declaration and Payment of 2004 Dividend

At the Company's annual meeting of stockholders held May 21, 2004, the Company declared a dividend of $0.18 per share to be paid July 31, 2004 to stockholders of record on June 30, 2004. The dividend totaled $73,644.

 (b)	Financial Information About Industry Segments.  The Company operates in a single industry segment.

 (c)	Narrative Description of Business.

Real Estate Held For Investment

The Company seeks to acquire or develop improved real estate properties suitable for lease to commercial tenants. It is the Company's policy to invest in properties that are fully leased to a single tenant which is responsible for payment of real estate taxes, insurance, utilities and repairs. Under such circumstances, the Company has limited management responsibilities for such properties once they are constructed and leased. In most cases, properties are constructed by the tenant and conveyed to the Company under a sale and leaseback arrangement. It is not the policy of the Company to invest in multiple-tenant office buildings or residential facilities. Primary factors considered by the Company in developing a property for lease are the use to be made of the property, its location, the nature and credit standing of the tenant, the rental income to be derived under the lease, and the ability of the Company to utilize the property or dispose of it upon termination of the lease.

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

The real estate investment activity engaged in by the Company is highly competitive, with numerous investors seeking to develop properties for lease to qualified tenants. These competitors include numerous major national financial institutions with resources and abilities to attract tenants which are far greater than those of the Company, as well as many other types of full-time and part-time real estate investors.

At December 31, 2004, the Company owned 40 leased properties having an aggregate cost of $46,476,631. The rental income for 2004 on these leased properties amounted to $5,911,032. Ten of the properties are leased to five restaurant operators, and those ten properties account for 21.9% of rental income. Seventeen QuikTrip, two Gate Petroleum and one Kum & Go convenience store properties account in the aggregate for 45.4% of rental income. Two office buildings, three retail sports buildings, and a Walgreen drug store building account in the aggregate for 26.4% of rental income. Two telephone service center buildings and one Goodyear Tire Center building account for 4.3% of rental income. Other properties held for future development account for 2.0% of rental income.

As of December, 2004, the tenants of all 40 leased properties were in compliance with the terms of their respective leases.

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

Other Investments

The Company has a portion of its assets invested in marketable securities which had a market value of $1,286,898 as of December 31, 2004.

Employees

The Company currently employs 6 persons: 3 full-time employees and 3 part-time employees.

Item 2.   Properties

The following table sets forth by category the properties owned by the Company, the identities of the tenants, the locations of the properties and information concerning the properties and the lease terms pertaining to the properties.



                                                 Land    Bldgs. &
Accumulated     Rental     Lease    Renewal
                                                 Cost    Improve.
Depreciation  Income 2004  Expires   Options
                                            ---------  ----------  ----------
--  -----------  -------  --------
A. RESTAURANT PROPERTIES
  Jack in the Box        Plano, TX            175,000   3,100,350
137,793      253,813     2021   4-5 Yr.
  IHOP                   Ankeny, IA            10,277   1,046,192
54,768      135,000     2027   3-5 Yr.
  Zio's Restaurant       Aurora, CO.          197,000   1,744,624
190,119      235,000     2015   2-5 Yr.
  Perkins  Restaurant    Des Moines, IA.      137,000     343,365
343,365       76,215     2026   4-5 Yr.
  Perkins  Restaurant    Des Moines, IA.      140,000     341,602
341,602       76,892     2026   4-5 Yr.
  Perkins  Restaurant    Des Moines, IA.      200,000     373,192
373,192       77,083     2026   4-5 Yr.
  Perkins  Restaurant    Newton, IA.          112,500     485,181
485,181       72,000     2024   4-5 Yr.
  Perkins  Restaurant    Des Moines, IA.      243,166     498,675
498,675      105,192     2025   4-5 Yr.
  Carl's Jr. Restaurant  a Chandler, AZ.      168,000     946,120
775,348      114,778     2025   4-5 Yr.
  Carl's Jr. Restaurant  a Tucson, AZ.         90,000     738,000
738,000      150,196     2005   6-5 Yr.
                                            ---------  ----------  ----------
--  -----------
    Total                                   1,472,943   9,617,301
3,938,043    1,296,169
                                            ---------  ----------  ----------
--  -----------
B. SERVICE CENTERS
  Quest                  Decorah,  IA.         20,000     230,999
172,076       22,966     2009   4-5 Yr.
  Quest                  Cedar Rapids, IA.     37,000     397,394
342,195       96,600     2006   1-5 Yr.
  Goodyear Service Ctr.  Wichita, KS.         100,000   1,040,716
487,378      136,950     2009   3-5 Yr.
                                            ---------  ----------  ----------
--  -----------
    Total                                    157,000    1,669,109
1,001,649      256,516
                                            ---------  ----------  ----------
--  -----------

C. CONVENIENCE STORES
  QuikTrip               a Des Moines, IA.    144,664     691,878
384,659      115,700     2010   2-5 Yr.
  QuikTrip/Sold 12/04    Des Moines, IA.
91,517
  QuikTrip               Olathe, KS.           23,120     248,798
42,157      217,164     2019   4-5 Yr.
  QuikTrip               Lee Summit, MO.       36,460     408,221
69,170      133,500     2019   4-5 Yr.
  QuikTrip               Wichita, KS.          53,500     436,637
203,041       58,081     2009   4-5 Yr.
  QuikTrip               Norcross, GA.         99,558     765,000
343,301      102,858     2014   4-5 Yr.
  QuikTrip               Wichita, KS.          60,000     514,000
237,288       67,445     2010   4-5 Yr.
  QuikTrip               Tulsa, OK.           155,000   1,340,000
611,539      175,662     2010   4-5 Yr.
  QuikTrip               a Des Moines, IA.     84,500     557,500
247,404       75,435     2010   4-5 Yr.
  QuikTrip               a Johnston, IA.       48,502     476,160
188,331       73,574     2012   4-5 Yr.
  QuikTrip               a St. Louis, MO.     152,000   1,575,433
622,482      231,781     2017   4-5 Yr.
  QuikTrip               a Des Moines, IA.    183,095     900,000
322,643      119,183     2013   4-5 Yr.
  QuikTrip               Norcross, GA.         92,500     834,000
229,012      100,371     2009   4-5 Yr.
  QuikTrip               Norcross, GA.         95,500     858,000
235,600      103,296     2009   4-5 Yr.
  QuikTrip               a Clive, IA.         325,605     393,814
96,355      130,874     2015   4-5 Yr.
  QuikTrip               Alpharetta, GA       148,585   1,324,000
358,587      154,620     2016   4-5 Yr.
  QuikTrip               Gainesville, GA.     122,927   1,227,923
295,043      157,500     2012   4-5 Yr.
  QuikTrip               Woodstock, GA.       151,800   1,328,200
304,378      155,400     2013   4-5 Yr.
  Kum & Go               Omaha, NE.            44,110     128,574
128,574       46,800     2003
  Gate Petroleum         Concord, NC          151,550   1,975,706
203,059      212,724     2021   4-5 Yr.
  Gate Petroleum         Rocky Mount, NC      132,202   1,480,210
168,578      161,220     2021   4-5 Yr.
                                            ---------  ----------  ----------
--  -----------
    Total                                   2,305,178  17,464,054
5,291,201    2,684,705
                                            ---------  ----------  ----------
--  -----------

D. Retail
  Academy Sports         Franklin, TN         458,500   3,749,612
365,018      386,386     2019   4-5 Yr.
  Academy Sports         a College Stn, TX    252,000   3,248,000
218,688      327,250     2022   4-5 Yr.
  Sportsman's Warehouse    Sioux Falls, SD    211,888   2,632,970
407,878      473,610     2018  10-5 Yr.
  Walgreens              Tulsa, OK            120,000   2,125,331
59,037      310,000     2028  10-5 Yr.
                                            ---------  ----------  ----------
--  -----------
    Total                                   1,042,388  11,755,913
1,050,621    1,497,246
                                            ---------  ----------  ----------
--  -----------

E. OFFICE BUILDINGS
  American Payday Loans  Des Moines, IA.       96,455     154,444
138,166       45,600     2011   1-7 Yr.
  Jacobson Industrial    Des Moines, IA.       61,692      60,695
52,955       19,200     2005   1-5 Yr.
  Corporate Headquarters b Des Moines, IA.     25,000     436,131
398,728       34,009
                                            ---------  ----------  ----------
--  -----------
    Total                                     183,147     651,270
589,849       98,809
                                            ---------  ----------  ----------
--  -----------
F. OTHER PROPERTIES                            35,576     122,752
103,751       77,587
                                            ---------  ----------  ----------
--  -----------

    Totals                                  5,196,232  41,280,399
11,975,114    5,911,032
                                            =========  ==========
============  ===========

a Mortgaged to Lender - See Note 4 of Notes to Financial Statements. b 50% used by Registrant; 50% held for lease but vacant 12-31-2004.


Other Properties

The following unencumbered properties are held for future development by the Company.

(1)  Real Estate, S. E. Delaware and Oralabor Road, Ankeny, Iowa.

This commercially zoned property is located in Ankeny, Iowa, at the Industrial Exit of Interstate 35. It contains one platted lot totaling 1.5 acres.

(2)  Real Estate, 4745 - 2nd Avenue, Des Moines, Iowa.

106,000 sq. ft. of land and 3,200 sq. ft. building leased for $4,500 per month, the lease expires July 1, 2010. 56,000 sq. ft. of the 106,000 sq. ft. is unused land and available for development.

(3)  Real Estate, 845 Sixth Avenue, Des Moines, Iowa.

6,000 square foot concrete block building and lot. This building is rented for $1,500 per month. The lease expires May 1, 2005.

Item 3.   Legal Proceedings.

The Company is not engaged in any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company (symbol NAPE) is traded on the over-the-counter bulletin board (a product of the National Association of Security Dealers, Inc., sponsored by market makers). Quotations are inter-dealer prices, without retail mark-up, or mark-down, or commission and may not necessarily represent actual transactions. The prices shown below are by calendar quarters for 2004 and 2003.


                                                2004               2003
                                            High     Low       High     Low

     First Quarter                          54.75    53.50     47.45    47.10
     Second Quarter                         55.50    54.85     50.00    47.50
     Third Quarter                          58.10    55.30     51.10    49.10
     Forth Quarter                          58.55    58.10     53.15    50.50



There was a cash dividend of eighteen cents a share paid in 2004. Future dividend declarations will be dependent upon the earnings of the Company, its financial condition, its capital requirements and general business conditions.

There were approximately 550 stockholders of record as of March 1, 2005.

Item 6. Selected Financial Data. (In thousands except for per share amounts)

                                     Year ended December 31,
                             2004      2003      2002      2001      2000
Gross revenues (1)
  Lease rental income       6,004     5,580     5,364     4,796     4,353
  Interest and
    dividend income            35        43        44        69        79
  Gain on sale of
    securities                 75        31        36       121        10
  Gain on sale of
    property                1,030        40        -        490       300
Net income from
  continuing operations     2,471     2,220     2,048     2,059     1,639
Net income                  3,160     2,260     2,087     2,100     1,679

Total assets               37,788    37,288    34,025    31,220    24,680
Long-term debt              8,800    11,975    11,250    10,250     2,600
Book value-properties &
  equipment                34,528    35,629    32,721    29,220    22,206
Net unrealized gain on
  marketable securities       523       498       271       522       839
Stockholders' equity       26,614    23,502    21,188    19,504    17,835

Per weighted Common Share
Net income                   7.72      5.51      5.06      5.08      4.05
Cash dividends               0.18      0.17      0.15      0.15      0.14
Book value                  65.05     57.44     51.53     47.22     43.04

(1) Gross revenues include revenues from the Company's continuing and discontinued operations. The Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement, effective for years beginning in 2002, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations in the income statement to include a component of an entity. Accordingly, the results of operations related to the properties sold by the Company in 2004 have been reclassified to earnings from discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1 (Business) and the Company's Financial Statements and accompanying Notes thereto included elsewhere herein.

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

Leases of real property to QuikTrip Corporation represent, in the aggregate, a significant portion of the Company's business in terms of revenues and real estate portfolio. Each lease pertains to an individual convenience store. Rent payments to be made by QuikTrip Corporation under the leases are payable irrespective of the performance of the convenience store location under lease, except that one of the leases provides for additional rent based on a percentage of merchandise and fuel sales at that location in excess of a fixed amount. The terms of the leases are triple-net. The leases have expiration dates and renewal options as shown in the table included as part of Item 2. QuikTrip Corporation is a private company which operates convenience stores in seven southern and midwestern states. The percentage of the Company's business conducted with QuikTrip Corporation has materially increased in recent years. Management considers this increased concentration of the Company's business with QuikTrip Corporation to be a favorable development and does not believe it represents an unacceptable risk. Management considers QuikTrip Corporation to be a highly desirable commercial tenant. During the course of the Company's dealings with QuikTrip Corporation over more than 20 years, QuikTrip Corporation has made all of its lease payments to the Company on a timely basis. Management has concluded, following its review of the current audited financial statements of the QuikTrip Corporation, that the financial position, operating results and cash flows of QuikTrip Corporation continue to justify confidence in its ability to meet all of its obligations under its leases with the Company.

Results of Operations 2004 vs. 2003
-----------------------------------
Net income in 2004 totaled $3,160,000 or $7.72 per share, an increase of $900,000 from last year's, $2,260,000 or $5.51 per share.

Lease revenues in 2004 were $6,095,000, a net increase of $515,000 or 9.2% over 2003. The increase in the lease revenue relative to 2003 was attributable to the net positive effect of the following factors: (1) the acquisition of a restaurant-convenience store property in August 2003 and a drug store property in November 2003, which in the aggregate increased lease revenues by $445,000 in 2004; (2) a decrease in lease revenues of $119,000 due to the disposition of two garden center properties in 2003; (3) a decline of $19,000 in contingent rents based on sales overages, (4) an increase in lease revenues of $24,000 due to escalation clauses in the leases of several tenants , and (5) an increase of $184,000 in accrued rental income.

The Company recorded an increase in gain on sale of securities of $44,000 in 2004 over 2003, while other investment income declined approximately $9,000 due mainly to the $16,000 of interest income earned on cash deposits in escrow accounts in 2003 that was not repeated in 2004. See Results of Operations 2003 vs. 2002 for a discussion of interest income earned on such cash deposits.

The Company recorded a gain of $1 million from the sale of a QuikTrip property in 2004 compared to $40,000 earned in 2003 from the sale of a property easement.

Operating expenses were $2,203,000 in 2004, an increase of $122,000 or 7.8% from a total of $2,081,000 for 2003. The increase was primarily the results of increases in depreciation and professional fees expense.

Depreciation expense increased a net $83,000 in 2004 over 2003. Property acquisitions in 2003 and property improvements in 2004 increased depreciation expense $126,000, while the combination of the disposition of the Company's garden center property in 2003 and reduced depreciation on properties reaching the end of their economic lives for depreciation purposes during 2004 reduced depreciation expense by $43,000.

Interest expense for 2004 increased slightly over 2003 as the interest rate on the Company's bank line of credit increased from 3.25% to 4.5% in 2004 in response to hikes in the prime rate by the Federal Reserve Board. The Company repaid $3,175,000 on its credit line in 2004 and had no new borrowings. The average outstanding loan balance in 2004 was $10,317,000 compared to $10,896,000 in 2003. The average interest rate paid in 2004 was 3.64% compared to 3.44% in 2003.

Other general and administrative expenses (G & A) include personnel cost, real estate taxes, repairs, and cost of corporate functions including legal, accounting and directors. G & A expenses increased $39,000 in 2004 and primarily reflected increases over 2003 in professional fees, compensation costs, and state franchise fees. G & A expenses decreasing from their 2003 level included property taxes on the Company's Ankeny, Iowa land, insurance and travel expenses.

The  effective income tax rate was 37.2% for 2004 and 37.5% in 2003.

Results of Operations 2003 vs. 2002
-----------------------------------

Net income in 2003 totaled $2,260,000 or $5.51 per share, an increase of 8.3% from 2002's net income of $2,087,000 or $5.06 per share. The increase in net income resulted primarily from an increase in net lease rental income and a decrease in interest expense and real estate taxes.

Lease revenues in 2003 were $5,580,000, a net increase of $216,000 or 4.0% over 2002. The increase in the lease revenue relative to 2002 was attributable to: (1) the acquisition of a restaurant-convenience store property in August 2003 and a drug store property in November 2003, and a sporting goods store property and a restaurant property in 2002, which in the aggregate added $369,000 to lease revenues in 2003; (2) a decrease in lease revenues of $151,000 due to the disposition of two garden center properties in 2003; (3) a decrease of $9,000 in contingent rents based on sales overages, and (4) an increase in lease revenues of $7,000 due to escalation clauses in the leases of several tenants.

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

Interest expense decreased $47,000 in 2003 primarily due to a lower average borrowing rate. The Company borrowed $3,950,000 on its credit line and repaid $3,225,000 during 2003 resulting in a $725,000 increase in outstanding debt over 2002. The average outstanding borrowing in 2003 was $10,896,000 compared to $10,550,000 in 2002. The higher average debt in 2003 was more than offset by a decline in the interest rate on the Company's line of credit from 3.5% to 3.25% on July 1, 2003. The average interest rate paid by the Company in 2003 was 3.44% compared to 3.99% for 2002.

Depreciation expense increased a net $22,000 in 2003 over 2002. Depreciation increased approximately $98,000 in 2003 from new property acquisitions in 2003 and 2002, and decreased approximately $76,000 from the disposition of the Company's two garden centers in 2003 and as a result of other properties becoming fully depreciated.

Other general and administrative expenses (G & A) include personnel cost, real estate taxes, repairs and cost of corporate functions including legal, accounting and directors. G & A expenses declined $11,000 from 2002 primarily due to a decrease in real estate taxes on the Company's Ankeny, Iowa property of $51,000 due to commencement of a lease with IHOP of one lot in 2002 and exchanging one lot for another rental property in 2003. The Company experienced increases over 2002 in personnel cost, directors fees, insurance and certain filing costs in states it conducts business.

The effective income tax rate was 37.5% in 2003 compared to 37.3% in 2002. The increase was due to higher state income taxes resulting from increased income.

Financial Condition, Liquidity and Capital Resource

The Company's cash position increased $1,212,000 in 2004 over its year end position in 2003 as a result of selling two properties at the end of 2004 that netted the Company $1,245,000 cash. The cash from the sales was placed in escrow to be used for the purchase of another property in an Internal Revenue Code Section 1031 tax-fee exchange. Otherwise the Company continued its practice of applying all cash in excess of current operating needs to reduce bank debt.

The Company generated cash from operating activities of $3.5 million for 2004, $3.3 million for 2003 and $3.4 million in 2002. The primary sources of cash from operating activities have been net income, as adjusted to exclude the effects of non-cash charges and changes in other current assets and liabilities.

The Company generated $1.0 million of cash from investing activities in 2004 primarily from the sale of a QuikTrip property, while using $3.9 million of cash in 2003 and $4.2 million in 2002. Capital expenditures to acquire new commercial properties for lease or make improvements to existing properties were the primary use of such cash in 2003 and 2002. Capital expenditures were $0.3 million in 2004, $5.5 million in 2003 ($3.87 million in cash), and $4.5 million in 2002. Some property acquisitions involved an exchange of property owned by the Company. The following table summarizes the Company's cost of commercial properties acquired during the three years ended December 31, 2004 and the lease income to be derived from those properties on an annual basis.

                                   2004         2003          2002

     Cost of property           $      -     $5,520,331    $4,546,192
     Annual rental income       $      -     $  563,812    $  462,250


The Company used $3.2 million cash in financing activities in 2004 while generating cash of $0.5 million in 2003 and $0.8 million in 2002, primarily due to bank borrowing, net of repayments on the Company's line of credit. Borrowings on this line of credit are used to fund property acquisitions.

Other financing activities involved the Company repurchasing limited amounts of its common stock and the payment of dividends. Each year the Company has reacquired a limited amount of its common stock in open market and negotiated transactions with the exception of 2004 during which no Company shares were repurchased. In 2003, the Company repurchased 2,090 shares at a cost of $103,242 and in 2002 repurchased 1,850 shares at a cost of $86,850. In addition to stock repurchases, the Company continued its long-standing tradition of paying its stockholders a cash dividend. Dividends paid during the past three years were $73,644 in 2004; $69,765 in 2003 and $65,988 in 2002.

The Company's only source of outside financing is its $15 million long-term bank line of credit with a local bank. The Company has no off-balance sheet arrangements. At December 31, 2004, the Company's primary sources of liquidity were $1,538,000 in cash; marketable securities with a market value of approximately $1,287,000; and a $6,200,000 remaining loan balance available on a $15,000,000 revolving line of credit with a local bank. (See
Note 4 of the Notes to Financial Statements.) In addition, the Company owns unencumbered real estate having an aggregate depreciated cost of approximately $27,000,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

The company intends to obtain debt financing in order to fund the $20.8 million cash dividend contemplated in connection with the merger (see Item 1
- Merger).

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

Exchange of Nonmonetary Assets: Real estate investments acquired or developed by the Company are not held for resale, but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property. The Company accounts for these nonmonetary transactions in accordance with Accounting Principles Board Opinion 29 "Accounting for Nonmonetary Transactions", by recording the property received in the exchange at the recorded amount of the property surrendered plus any cash paid in the transaction. Therefore, no gain or loss is recognized on the disposed property. However, see New Accounting Standard below, regarding an amendment to APB 29.

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2004 and 2003, the Company determined that none of its long-lived assets had been impaired, and therefore the Company did not adjust the carrying amounts of such assets.

Marketable Securities: The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are carried at fair market value, with the increase or decrease in unrealized gains and losses reported as other comprehensive income or losses in the statement of income and comprehensive income. Gains or losses on securities sold are based on the specific identification method.

Property and Equipment: Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of 15 to 39 years for buildings and 5 to 7 years for equipment.

Lease Rentals - Commercial Real Estate: Lease rentals received on commercial real estate are accounted for under the operating method, under which rentals, including contingent rents, are included in income as earned over the term of the lease. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

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

New Accounting Standard: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 153, Exchanges of Nonmonetary Assets-an amendment to APB Opinion 29. SFAS No. 153 eliminates the exception in APB 29 that permits the exchange of productive assets not held for sale in the ordinary course of business to be accounted for based on the recorded amount of the nonmonetary asset relinquished rather than fair value. Therefore, under APB 29, gain or loss was generally not recognized on the exchange of productive assets. Real estate investments acquired by the Company are not held for resale but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property and historically had accounted for such exchange in accordance with APB 29. Although the provisions of SFAS Statement No. 153 are effective for years beginning after June 15, 2005, earlier application is permitted from the date of issuance. The Company has adopted SFAS Statement No. 153 and applied its provisions to the QuikTrip and Git-N-Go properties it sold in December 2004. The provisions of SFAS No. 153 are to be applied prospectively.

Contractual Obligations

The Company's only contractual obligation at December 31, 2004, was under a revolving credit facility with Wells Fargo Bank, N.A. At December 31, 2004, the Company had outstanding borrowings of $8,800,000 on the facility and commitment to pay a user fee of 1/8 of 1% (payable quarterly) on the unused portion of the $15,000,000 revolving credit line. The credit facility has been extended to mature April 30, 2006.


Off Balance Sheet Arrangements

  The Company has no off-balance sheet arrangements.

Earnings from Discontinued Operations

The Company has classified its sale of a QuikTrip and Git-n-Go property in 2004 as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Accordingly, the results of operations for 2004, 2003 and 2002 related to those properties have been reclassified to earnings from discontinued operations. During the years ended December 31, 2004, 2003 and 2002, the Company recognized earnings from discontinued operations of $688,964, $39,746 and $39,874 respectively. The Company occasionally sells properties and will reinvest the proceeds of the sales to purchase new properties. The sale of a property easement in 2003 did not meet the criteria of SFAS No. 144 for classification as a discontinued property.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to price fluctuation on its available for sale marketable equity securities portfolio. These investments are generally in companies with large capitalizations. The Company does not attempt to reduce or eliminate the market exposure on these securities. The Company reports the results of price fluctuations on its marketable equity securities portfolio as unrealized holding gains and losses in its Statement of Income and Comprehensive Income.

Item 8.   Financial Statements and Supplementary Data.

  Financial statements filed herewith:

    Report of Independent Auditors.

    Balance Sheets as of December 31, 2004 and December 31, 2003.

    Statements of Income and Comprehensive Income for the years ended
      December 31, 2004, December 31, 2003 and December 31, 2002.

    Statements of Stockholders' Equity for the years ended December 31, 2004,
      December 31, 2003 and December 31, 2002.

    Statements of Cash Flows for the years ended December 31, 2004,
      December 31, 2003 and December 31, 2002.

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

(b) There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

    None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

The following table sets forth information concerning the directors and executive officers of the Registrant:

                                                 Director  Shares
Percentage
                                                  Since/   Benefi-
of
Name, Age                Principal Occupation     Term     cially
outstanding
and Position             During Past Five Years  Expires  Owned(1)
Shares
------------             ----------------------   -----   --------     ------
-

Raymond Di Paglia, 75    President of the Company  1960    217,000(2)
53.04%
 President                                         2006
 and Director(3)

Robert H. Jamerson, 72   Retired Architect         1965      1,460
0.36%
 Director(4)             Since June, 2001          2005

Kristine M. Fasano, 53   Vice President,           1979      3,000
0.73%
 Vice President,         Secretary, Treasurer      2005
 Secretary, Treasurer,   and Company Attorney
 Director(3)

Tim Lynch, 42            Private Law Practice,     2002        100
0.02%
 Director(4)             Des Moines, IA            2007
                         Since 1999, Lease Admin
                         US Cellular,
                         Cedar Rapids, IA

All executive officers and
directors as a group (4 persons)                           221,560
54.15%

(1)   As of March 1, 2005.

(2) Includes 1,000 shares which were purchased and are owned by his wife, and 85,000 shares which are held as trustee of a testamentary trust created under his father's will. Mr. Di Paglia disclaims beneficial ownership and control of these shares, except to the extent of his beneficial interest in the testamentary trust.

(3)   Kristine M. Fasano is the daughter of Raymond Di Paglia.

(4)   Member of the Audit Committee of the Board of Directors.

In 2004, Robert H. Jamerson and Tim Lynch were members of the Audit Committee. Robert H. Jamerson served as Chairman of the committee. The Company's board of directors has determined that Audit Committee members have no financial or personal ties to the Company (other than director compensation and equity ownership as described above and are independent as defined under the rules of the NASDAQ Stock Market. The board of directors has determined that neither director is an "audit committee financial expert", as that term is defined in Item 401(h) of Regulation S-K for purposes of current adopted Section 10A(m)(3) of the Securities Exchange Act of 1934. The two directors, an architect and an attorney, have extensive experience in building and leasing properties. In the view of the Company's board of directors, the Company's operations and accounting do not justify a financial expert on the audit committee.

The duties of the Audit Committee, which met three times during 2004, are to recommend to the Board of Directors the selection of the independent auditors; consult with the auditors prior to and at the conclusion of the annual audit with respect to matters of interest to the Committee; review with the auditors the adequacy of internal controls, accounting personnel and proposed changes in accounting policies; review with the auditors and management any comments or recommendations from the auditors with respect to accounting procedures; and approve the type, scope and costs of services to be performed by the auditors. During its 2004 meetings, the Audit Committee, approved in accordance with its policy of pre-approving all such services, the type, scope and costs of services to be performed by the auditors. The Board of Directors has not adopted a written charter for the Audit Committee.

The Registrant has adopted a Code of Ethics that applies to its executive officers. A copy of the Code of Ethics was filed as Exhibit 14 to the Registrant's Form 10-K for the fiscal year ended December 31, 2003.

Item 11.   Executive Compensation.

The following table sets forth the annual compensation of the President and Chief Executive Officer of the Registrant for each year of the 3-year period ended December 31, 2003.

Summary Compensation Table

Name and Position    Year      Salary
-------------------  ----     -------
Raymond Di Paglia    2004    $156,113
President & Chief    2003     151,262
Executive Officer    2002     137,781


Mr. Di Paglia is employed by NAPE under an employment agreement entered into and approved by NAPE's board of directors on November 20, 1998. The employment agreement has an effective date of January 1, 1999 and has a 10-year term expiring on December 21, 2008; provided, however, that the 10-year term is automatically extended for an additional year each December in the absence of action to the contrary by the board of directors of NAPE. As a result, the employment agreement currently expires on December 31, 2014. Pursuant to the employment agreement, Mr. Di Paglia's annual compensation is subject to an increase equal to the greater of 3% or the increase in the Consumer Price Index for All Urban Customers. Under the agreement, in the event NAPE should terminate Mr. Di Paglia's employment, other than for disability or for cause, he shall be entitled to receive (without offset by earnings of subsequent employment) his then-annual compensation (presently $155,799) for each year in the unexpired term of the contract (presently through December 31, 2014), payable at his election, monthly over such period or in the lump sum discounted to present value (currently $1,210,000). The Company shall be deemed to have terminated the contract for the foregoing purposes in the event of Mr. Di Paglia's determination made in good faith that, as a result of a change of control of the Company, and a change in the circumstances which thereafter significantly affect his position, he is unable to carry out the authorities, powers and duties attached to this
position.   A change in control would be deemed to have occurred upon the acquisition by a person (or group of persons acting in concert), other than Mr. Di Paglia, of over 50% of the Common Stock of the Company, or a significant change in the composition of the Board of Directors without the concurrence of the present directors. A termination would also be deemed to occur in the event a successor to the Company in a business combination did not assume the employment contract.

The Company has a profit sharing plan qualified under Section 401 of the Internal Revenue Code under which employees of the Company, including two executive officers, may receive benefits upon retirement. Under the plan, the Company contributes the lesser of 25% of the compensation of the participating employees, or 5% of the pre-tax profits of the Company for such year (excluding any capital gains or losses). All employees are eligible to participate upon meeting certain requirements. Plan participants vest at the rate of 10% annually for the first two years and 20% annually for the next four years of service. Benefits are payable at normal retirement age 65 under a variety of payment options upon disability, and upon termination of service before normal retirement age in specified circumstances. For the year ended December 31, 2004, the Company contributed $70,108 to the plan, of which $39,028 was credited to Raymond Di Paglia, and $16,737 was credited to Kristine M. Fasano. Because amounts contributed to the plan in the future will be dependent upon future profits, it is not possible to presently estimate the amount of benefits which may be payable to the executive officers of the Company upon retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

To the Registrant's knowledge, the following persons owned or may be deemed to have beneficial ownership or control of, by virtue of actual or attributed voting rights or investment powers, more than 5% of the outstanding shares of Common Stock of the Company:

                                    Number of Shares
                                    In which Voting
                                    Rights or
                        Number      Investment Power               Percentage
                        of Shares   May  Be Deemed       Total     of Shares
Name                    Owned       To Exist             Shares
Outstanding
----                    ----------  -----------------   --------   ----------
-

Raymond Di Paglia (2)
(as of March 1, 2005)     131,000       86,000(1)       217,000(1)
53.04%
4500 Merle Hay Road
Des Moines, Iowa 50310

Robert W. Guely
(as of March 1, 2005)      30,000(3)    30,000(3)        30,000(3)
7.33%
4320 Park Hill Cir.
Urbandale, Iowa 50322

I. Wistar Morris III
(as of May 24, 2005)       34,336(4)    34,336(4)        34,336(4)
8.39%
200 Four Falls Corp. Ctr,
Suite 208
W. Conshohocken, PA 19428

(1) Includes 1,000 shares which were purchased and are owned by his wife, and 85,000 shares which are held as trustee of a testamentary trust created under his father's will. Mr. Di Paglia disclaims beneficial ownership and control of these shares, except to the extent of his beneficial interest in the testamentary trust.

(2)   Mr. Di Paglia may be deemed to be a controlling person of the Company.

(3) These shares are held by two trusts of which Mr. Guely serves as trustee and is a beneficiary.

(4) As reported on Schedule 13D filed with the Securities and Exchange Commission on May 24, 2004.

Item 13.   Certain Relationships and Related Transactions.

           Not Applicable.

Item 14.   Principal Accountant Fees and Services.

Audit Fees. The aggregate audit fees billed for professional services rendered by Northup, Haines, Kaduce, Schmid, Macklin, P.C. (the "Auditor") for the fiscal years ending December 31, 2004 and 2003 were $44,500 and $39,500. This amount includes fees necessary to perform an audit and quarterly reviews in accordance with generally accepted auditing standards and services that generally only the independent auditor can reasonably provide.

Tax Fees. Fees of $4,000 and $3,200 were incurred for the professional tax services rendered by the Auditor for the fiscal years ending December 31, 2004 and 2003. More specifically, these services include the preparation of Federal and State corporate income tax filings. In addition, fees of $21,200 were incurred in 2004 for services performed by the Auditor in determining the Company's earnings and profits income tax base for payment of a dividend to its shareholders as a condition to the Company closing on its proposed merger with Commercial Net Lease Realty, Inc.

The Registrant's Audit Committee has concluded that the non-audit services performed for the Registrant are compatible with maintaining the Auditor's independence.

All Other Fees. There were no fees billed by Northup, Haines, Kaduce, Schmid, Macklin, P.C. to the Registrant for 2004 or 2003 for any other services rendered to the Company.

All tax fees and other fees described above were approved by the Registrant's Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this report:

      1. Financial statements: See index to financial statements under Item 8 on Page 13 of this report.

      2. Financial statement schedules: See Schedule III on page 24 of this report.

      3.   Exhibits:

Exhibit
Number      Description

  10        Raymond Di Paglia's Employment Contracts:

  10.1      1985 Employment Contract.

  10.2      1991 Employment Contract.

  10.3      1999 Employment Contract.

  10.4      2002 Amendment No. 1 to Employment Contract.

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



___NATIONAL PROPERTIES CORPORATION___ (Registrant)


Date  __3/30/05__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer


Date  __3/30/05__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


DIRECTORS OF THE COMPANY

Date  __3/30/05__          By _____/S/__Raymond_Di_Paglia________
                               Raymond Di Paglia

Date  __3/30/05__          By _____/S/__Kristine_M._Fasano_______
                               Kristine M. Fasano

Date  __3/30/05__          By _____/S/__Robert_H._Jamerson_______
                               Robert H. Jamerson

Date  __3/30/05__          By _____/S/__Tim_Lynch________________
                               Tim Lynch

NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
Certified Public Accountants

Board of Directors and Stockholders
National Properties Corporation


REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheets of National Properties Corporation as of December 31, 2004 and 2003 and the related statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Properties Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 15(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to basic financial statements taken as whole.


/S/ NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.
NORTHUP, HAINES, KADUCE, SCHMID, MACKLIN, P.C.

West Des Moines, Iowa
January 10, 2005

NATIONAL PROPERTIES CORPORATION BALANCE SHEETS
                                                               December 31,
                                                             2004        2003
ASSETS

CURRENT ASSETS
  Cash                                                  1,538,644     326,210
  Receivables                                             197,058      15,803
  Prepaid expense and other current assets                122,157      14,490
                                                       ----------  ----------
    Total current assets                                1,857,859     356,503
                                                       ----------  ----------

PROPERTY AND EQUIPMENT, AT COST - Notes 1 and 4
  Land                                                  5,196,232   5,411,232
  Buildings and improvements                           41,280,399  41,698,008
  Furniture and equipment                                 124,218     124,390
                                                       ----------  ----------
                                                       46,600,849  47,233,630
  Less-accumulated depreciation                        12,073,082  11,604,926
                                                       ----------  ----------
    Property and equipment-net                         34,527,767  35,628,704
                                                       ----------  ----------

OTHER ASSETS
  Marketable securities, at market value-Note 3         1,286,898   1,302,844
  Other intangible assets                                 115,000          -
                                                       ----------  ----------
    Total other assets                                  1,401,898   1,302,844
                                                       ----------  ----------
                                                       37,787,524  37,288,051
                                                       ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         11,642      20,792
  Accrued liabilities                                     153,394     146,982
  Advance rents                                           300,015     280,504
  Federal and state income taxes                               -       60,777
                                                       ----------  ----------
    Total current liabilities                             465,051     509,055
                                                       ----------  ----------
LONG-TERM DEBT - Note 4                                 8,800,000  11,975,000
                                                       ----------  ----------
DEFERRED INCOME TAXES - Note 2                          1,908,803   1,301,727
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock - $1 par value
    Authorized - 5,000,000 shares
    Issued 409,133 shares                                 409,133     409,133
  Retained earnings                                    25,681,612  22,594,902
  Accumulated other comprehensive income                  522,925     498,234
                                                       ----------  ----------
    Total stockholders' equity                         26,613,670  23,502,269
                                                       ----------  ----------
                                                       37,787,524  37,288,051
                                                       ==========  ==========

See Notes to Financial Statements


NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND C0MPREHENSIVE INCOME
For the years ended December 31, 2004, 2003 and 2002

                                                2004        2003        2002
REVENUES
  Lease rental income                        6,003,660   5,489,928
5,273,667
  Dividend and interest income                  34,578      43,229
43,546
  Gain on sale of securities                    74,903      31,247
36,034
  Gain on sale of property                          -       40,000          -
                                            ----------  ----------  ---------
-
                                             6,113,141   5,604,404
5,353,247
                                            ----------  ----------  ---------
-


EXPENSES
  Depreciation                               1,127,413   1,041,982
1,019,724
  Interest                                     375,470     374,923
421,514
  Salaries and wages                           280,431     274,031
245,529
  Property, payroll and misc. taxes            102,322     101,629
146,870
  Other                                        292,645     261,098
255,120
                                            ----------  ----------  ---------
-
                                             2,178,281   2,053,663
2,088,757
                                            ----------  ----------  ---------
-
Income before income taxes                   3,934,860   3,550,741
3,264,490

INCOME TAXES-Note 2                          1,463,470   1,330,531
1,216,880
                                            ----------  ----------  ---------
-Net income from continuing operations        2,471,360   2,220,210
2,047,610
Net income from discontinued
  operations - Note 6                          688,964      39,746
39,874
                                           -----------  ----------  ---------
-
Net income                                   3,160,354   2,259,956
2,087,484
                                            ----------  ----------  ---------
-

Other comprehensive income:
  Unrealized holding gains (losses) on
   marketable securities arising during
   period                                    114,095     395,595
(358,136)
  Less reclassification adjustment for
   gains included in net income               74,903      31,247       36,034
  Less income tax (benefit) applicable to
   unrealized holding gains and (losses)      14,501     137,368
(143,478)
                                            ---------  ----------  ----------
Other comprehensive income (losses),
  net of tax                                  24,691     226,980
(250,692)
                                           ----------  ----------  ----------
Comprehensive income                       3,185,045   2,486,936    1,836,792
                                           ==========  ==========  ==========

Net income per share
  Continued operations                           6.04        5.41
4.96
  Discontinued operations                        1.68        0.10
0.10
                                           -----------  ----------  ---------
-
Net income per share                             7.72        5.51
5.06
                                           -----------  ----------  ---------
-
Weighted average common shares outstanding    409,133     409,898
412,250

See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2004, 2003 and 2002


Accumulated
                                                                     Other
                                                Common  Retained
Comprehensive
                                                Stock   Earnings     Income
                                           ----------  ----------  ----------
Balances December 31, 2001                    413,073  18,569,367     521,946
    Net income - 2002                              -    2,087,484          -
    Purchase and retirement of common stock    (1,850)    (85,000)         -
    Cash dividend - 16 cents per share             -      (65,988)         -
    Change in other comprehensive income           -           -
(250,692)
                                           ----------  ----------  ----------
Balances December 31, 2002                    411,223  20,505,863     271,254
    Net income - 2003                              -    2,259,956          -
    Purchase and retirement of common stock    (2,090)   (101,152)         -
    Cash dividend - 17 cents per share             -      (69,765)         -
    Change in other comprehensive income           -           -      226,980
                                           ----------  ----------  ----------
Balances December 31, 2003                    409,133  22,594,902     498,234
    Net income - 2004                              -    3,160,354          -
    Cash dividend - 18 cents per share             -      (73,644)         -
    Change in other comprehensive income           -           -       24,691
                                           ----------  ----------  ----------
Balances December 31, 2004                    409,133  25,681,612     522,925
                                           ==========  ==========  ==========


See Notes to Financial Statements

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002


                                               2004        2003        2002
                                           ----------  ----------  ----------
<s>                                        c>         <c>       <c>
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                               3,160,354   2,259,956   2,087,484
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation                           1,152,053   1,068,862   1,046,604
    Deferred income taxes                    592,575     118,643     126,716
    Gain on sale of securities               (74,903)    (31,247)    (36,034)
    Gain on sale of property              (1,030,199)    (40,000)         -
    Changes in operating assets and
      liabilities:
      Accounts receivable                   (181,255)     (2,074)        397
      Prepaid expenses                          (645)      1,671      (2,062)
      Accounts payable and accrued expenses   (2,738)    (30,224)     78,967
      Advance rents                           19,511      60,507     (63,757)
      Federal and state income taxes        (167,799)    (62,375)    158,888
                                          ----------  ----------  ----------
  Net cash provided by operations          3,466,954   3,343,719   3,397,203
                                          ----------  ----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment       (266,116) (3,976,182) (4,547,777)
  Payments received on mortgage notes             -           -      155,978
  Purchase of marketable securities               -      (57,769)         -
  Proceeds from sale of securities           130,041      77,366     153,724
  Proceeds from sale of property           1,245,199      40,000          -
  Payment for other intangible assets       (115,000)         -           -
                                          ----------  ----------  ----------
  Net cash provided by (used in)
   investing activities                      994,124  (3,916,585) (4,238,075)
                                          ----------  ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings on credit lines                      -    3,950,000   4,425,000
  Repayments of credit line borrowings    (3,175,000) (3,225,000) (3,425,000)
  Dividends paid                             (73,644)    (69,765)    (65,988)
  Purchase of treasury stock                      -     (103,242)    (86,850)
                                          ----------  ----------  ----------
  Net cash provided by (used in)
   financing activities                   (3,248,644)    551,993     847,162
                                          ----------  ----------  ----------
Net increase (decrease) in cash            1,212,434     (20,873)      6,290
Cash at beginning of year                    326,210     347,083     340,793
                                          ----------  ----------  ----------
Cash at the end of year                    1,538,644     326,210     347,083
                                          ==========  ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest expense                         375,470     374,923     421,514
    Income tax payments                    1,446,804   1,288,111     954,996

NON-CASH INVESTING TRANSACTIONS
  Exchange of like kind real estate:
    Basis of properties received                  -    2,245,331         -
    Less cash paid                                -      594,936         -
                                          ----------  ----------  ----------
  Basis of properties given up                    -    1,650,395         -
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

Marketable Securities: The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are carried at fair market value, with the increase or decrease in unrealized gains and losses reported as other comprehensive income or losses in the statement of income and comprehensive income. Gains or losses on securities sold are based on the specific identification method.

Property and Equipment: Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of 15 to 39 years for buildings and 5 to 7 years for equipment.

Exchange of Nonmonetary Assets: Real estate investments acquired or developed by the Company are not held for resale, but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property. The Company accounts for these nonmonetary transactions in accordance with Accounting Principles Board Opinion 29 "Accounting for Nonmonetary Transactions", by recording the property received in the exchange at the recorded amount of the property surrendered plus any cash paid in the transaction. Therefore, no gain or loss is recognized on the disposed property. However, see New Accounting Standard below, regarding an amendment to APB 29.

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2004 and 2003, the Company determined that none of its long-lived assets had been impaired, and therefore the Company did not adjust the carrying amounts of such assets.

Net Earnings Per Common Share: Net earnings per share are based on the weighted average number of shares outstanding of 409,133 in 2004, 409,898 in 2003 and 412,250 in 2002.

Profit-Sharing Plan: The Company has a profit sharing plan adopted in 1965, for eligible employees, under which it contributes a portion of its annual earnings. The plan and all of its amendments have been approved by the Internal Revenue Service. The Company's contribution to the plan was $70,108 in 2004; $67,945 in 2003 and $61,382 in 2002.

Lease Rentals - Commercial Real Estate: Lease rentals received on commercial real estate are accounted for under the operating method, under which rentals, including contingent rents, are included in income as earned over the term of the lease. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

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

New Accounting Standard: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 153, Exchanges of Nonmonetary Assets-an amendment to APB Opinion 29. SFAS No. 153 eliminates the exception in APB 29 that permits the exchange of productive assets not held for sale in the ordinary course of business to be accounted for based on the recorded amount of the nonmonetary asset relinquished rather than fair value. Therefore, under APB 29, gain or loss was generally not recognized on the exchange of productive assets. Real estate investments acquired by the Company are not held for resale but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property and historically had accounted for such exchange in accordance with APB 29. Although the provisions of SFAS Statement No. 153 are effective for years beginning after June 15, 2005, earlier application is permitted from the date of issuance. The Company has adopted SFAS Statement No. 153 and applied its provisions to the QuikTrip property it sold in December 2004. The provisions of SFAS No. 153 are to be applied prospectively.

NOTE 1 - PROPERTIES UNDER LEASE

The Company is the Lessor of commercial real estate under noncancelable operating leases requiring fixed and contingent rentals through the year 2028. Contingent rentals based on sales overages amounted to $43,672 in 2004; $62,550 in 2003 and $71,870 in 2002. The following is a schedule of future minimum rentals at December 31, 2004, not including renewal options and contingent rentals.

     Year ended December 31,                        Amount
            2005                                   5,796,728
            2006                                   5,678,072
            2007                                   5,694,095
            2008                                   5,701,174
            2009                                   5,440,428
            Subsequent years                      52,621,062
                                                  ----------
            Aggregate future minimum rentals      80,931,559
                                                  ==========


NOTE 2 - INCOME TAXES

Income tax expense for the years ended December 31, 2004, 2003 and 2002 is comprised of the following:

                                                2004        2003        2002
                                           -----------  ----------  ---------
-
Current
  Federal                                  $1,096,173  $1,052,879   $
948,978
  States                                      182,834     182,857
164,906
                                           -----------  ----------  ---------
-
    Total current                           1,279,007   1,235,736
1,113,884
Deferred                                      592,575     118,643
126,716
                                           -----------  ----------  ---------
-
                                           $1,871,582  $1,354,379
$1,240,600
                                           ===========  ==========
==========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability in the balance sheets as of December 31, 2004 and 2003 are related to the following:

                                                            2004        2003
                                                        ----------  ---------
-
Deferred tax liabilities:
  Buildings                                            $1,533,553
$1,009,113
  Marketable securities                                   307,115
292,614
  Accrued rental income                                    68,135           -
                                                        ----------  ---------
-
    Total deferred tax liabilities                     $1,908,803
$1,301,727
                                                        ==========
==========

A reconciliation of the Company's U.S. federal tax rate is as follows:

For the year ended December, 31:                 2004        2003        2002
                                            ----------  ----------  ---------
-

Statutory rate                                   34.0%       34.0%      34.0%
State taxes, net of federal tax benefit           3.4         3.4        3.3
Decreases resulting from:
  Dividend exclusion                             (0.2)       (0.3)      (0.3)
Other                                              -          0.4        0.3
                                            ----------  ----------  ---------
-
Effective rate                                   37.2%       37.5%      37.3%
                                            ==========  ==========
==========


NOTE 3 - MARKETABLE SECURITIES

The Company's marketable securities consist of equity securities and were carried at fair market value. At December 31, 2004, marketable securities available-for-sale had an aggregate market value of $1,286,898 and a cost of $456,858 resulting in an unrealized gain of $830,040. At December 31, 2003, marketable securities had an aggregate market value of $1,302,844 and a cost of $511,996 for an unrealized gain of $790,848. The increase or decrease in unrealized holding gains each year is shown as other comprehensive income in the statement of income and comprehensive income.

The Company had gross realized gains of $74,903 and no realized losses on the sale of marketable securities in 2004. In 2003, the Company had gross realized gains of $31,247 and no realized losses. In 2002, the Company had gross realized gains of $52,712 and gross realized losses of $16,678. Gains on sales were based on the cost of the securities using the specific identification method.

NOTE 4 - LONG-TERM DEBT

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A (Bank). The credit facility permits the Company to borrow up to $15,000,000. At December 31, 2004, $8,800,000 ($11,975,000 at
December 31, 2003) was outstanding under the agreement and matures on April 30, 2006. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the Bank and the Company. It is the Company's intention to request an extension of the revolving period, as provided by the agreement. Advances under the credit facility bear interest at 0.75% below the Bank's base rate. At December 31, 2004, the outstanding balance accrued interest at 4.5%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow as defined in the agreement of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The Company was in compliance with all covenants at December 31, 2004. The line of credit is secured by first mortgages on nine properties that had a net book value of $7,381,000 at December 31, 2004.

NOTE 5 - CONCENTRATIONS

The following schedule shows the percentage of lease revenue obtained from those companies that account for 10% or more of the Company's lease rental income.
                                                        Years ended
                                            2004            2003        2002
                                         ----------     ----------  ---------
-
  QuikTrip Corporation                      38.2%           40.4%       42.0%
  Academy Sports                            10.8%           12.8%       11.0%


NOTE 6 - EARNINGS FROM DISCONTINUED OPERATIONS - REAL ESTATE HELD
         FOR INVESTMENT

In accordance with Statement of Financial Accounting Standard No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), the Company has classified the QuikTrip and Git-N-Go properties it sold during 2004 as discontinued operations. Accordingly, the results of operations related to these properties for 2004, 2003 and 2002 have been reclassified to earnings from discontinued operations. The Company had no property sales in either 2002 or 2003 that met the criteria under SFAS No.
144 for classification as discontinued operations. The following is a summary of earnings from discontinued operations.

                                                   Year Ended December 31,
                                                2004        2003        2002
                                           -----------  ----------  ---------
-
Revenues
  Rental income                            $   91,517   $  90,474    $
90,474

Expenses
  Depreciation                                 24,640      26,880
26,880
                                           -----------  ----------  ---------
-

Gain of disposition of real estate          1,030,199          -            -
                                           -----------  ----------  ---------
-

Provision for income tax                      408,112      23,848
23,720
                                           -----------  ----------  ---------
-

 Net income from discontinued
  operations from real estate
  held for investment                      $  688,964  $   39,746   $
39,874
                                           ===========  ==========
==========


NOTE 7 - QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                  Quarter
                              First        Second         Third        Fourth
                         ----------    ----------    ----------    ----------
2004
  Revenues                1,533,169     1,483,602     1,483,357     2,734,729
  Net Income                602,163       586,920       598,818     1,372,453
  Per share                   $1.47         $1.43         $1.46         $3.36
2003
  Revenues                1,505,612     1,385,813     1,370,902     1,432,551
  Net Income                604,785       561,137       537,756       556,278
  Per share                   $1.47         $1.37         $1.31         $1.36




NOTE 8 - SUBSEQUENT EVENT

On January 14, 2005, the Company's board of directors gave approval and adopted a definitive agreement and plan of merger for the Company to merge with and into a wholly owned subsidiary of Commercial Net Lease Realty Inc.
(Commercial).  Commercial invests in high quality, single-tenant retail and office properties subject to long term, net leases with established tenants.
As of January 2005, Commercial owned 362 investment properties in 38 states which were leased to 152 corporations in 56 industry classifications.  The merger agreement provides for shareholders of the Company to receive four shares of Commercial common stock for each share of Company stock they own.
Further, as a condition to Commercial's obligation to close the merger, the
Company must pay a dividend to its shareholders of $20.8 million, or approximately $50.84 per share.  This special dividend will be paid out prior to closing only if all other conditions to the merger have been satisfied or waived prior to the closing of the merger.  Completion of the merger is subject to customary closing conditions, including the approval of the holders of a majority of the Company's outstanding common stock.  Company shareholders holding approximately 53% of the Company's outstanding common stock have entered into a shareholder agreement with Commercial to vote in favor of the merger.  However, Commercial may terminate the merger agreement if a majority of the Company's shareholders who are not bound by the
shareholders agreement do not approve the merger.   The Company anticipates
that the merger will be completed not later than the second quarter of 2005.


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

computed
Academy Sports
  College Stn, TX  $    (1)      $ 3,248,000            -       $ 3,248,000
$   218,688         05/15/02   39
Academy Sports
  Nashville, TN          -         3,749,612            -         3,749,612
365,018         03/15/01   39
Sportsman's Warehouse
  Sioux Falls, SD        -         2,632,970            -         2,632,970
407,878         12/01/98   39
Jack in the Box
  Plano, TX              -         3,100,350            -         3,100,350
137,793         08/22/03   30
Other Properties     8,800,000    27,203,168      $1,346,299     28,549,467
10,845,737         1976/2003  15/39
                    ----------   -----------      ----------     ----------
----------
    Totals         $ 8,800,000   $39,934,100      $1,346,299    $41,280,399
$11,975,114
                    ==========   ===========      ==========    ===========
==========
                        (1)           (2)


NOTE TO SCHEDULE III
                                                 Real  Estate
                                          Buildings and Improvements
                                     2004            2003            2002
Balance, Beginning of period     $41,698,008     $38,525,484     $34,231,292
  additions                          254,391       5,324,519       4,294,192
                                 -----------     -----------     -----------
                                  41,952,399      43,850,003      38,525,484
  Reductions                         672,000       2,151,995              -
                                 -----------     -----------     -----------
Balance, End of period           $41,280,399     $41,698,008     $38,525,484
                                 ===========     ===========     ===========


                                           Accumulated Depreciation
                                          Buildings and Improvements
                                     2004            2003            2002
Balance, Beginning of period     $11,506,658     $11,236,103     $10,196,236
  additions                        1,140,456       1,058,854       1,039,867
                                 -----------     -----------     -----------
                                  12,647,114      12,294,957      11,236,103
  Reductions                         672,000         788,299              -
                                 -----------     -----------     -----------
Balance, End of period           $11,975,114     $11,506,658     $11,236,103
                                 ===========     ===========     ===========

(1) Nine properties including Academy Sports property in College Station, TX are pledged as security under the Company's $15,000,000 Wells Fargo line of credit.

(2)  Land costs totaling $5,196,232 not included.


Exhibit 10.1
AMENDED AND RESTATED
EMPLOYMENT CONTRACT

THIS AGREEMENT made this 15th of March, 1985, between NATIONAL PROPERTIES CORPORATION, hereinafter called the "Employer", and RAYMOND DI PAGLIA, hereinafter called the "Employee".

1. Employment. The Employer hereby employs the Employee and the Employee hereby accepts employment upon the terms and conditions hereinafter set forth.

2. Term and Extension. Subject to the provisions for termination as hereinafter provided, this Agreement shall be effective as of January 1, 1985, and, subject to the extension provisions set forth in this Section 2, this Agreement shall terminate on December 31, 1994. The expiration date of the initial ten year term provided by this Agreement shall automatically be extended for one year on each and every January 1 commencing with January 1, 1986, without action on the part of any person; provided, however, that the Board of Directors of Employer, may, by majority vote taken prior to the end of any given year suspend the automatic one year renewal which otherwise would be effective as of the following January 1; it being the intention of the parties to provide for a continuous ten year term unless affirmative action is taken by the Board of Directors each year to void the automatic one year extension.

3. Compensation. For all services rendered by the Employee under this Agreement during the calendar year 1985, the Employer shall pay the Employee "Basic Compensation" of $75,000. Commencing with the calendar year 1985, the compensation provided for herein shall be adjusted in the manner herein specified. The 1985 Basic Compensation shall be increased, but not decreased, to give effect to changes in cost of living levels, in the same proportion as the Consumer Price Index ("CPI") published by the U.S. Department of Labor shall increase during the calendar year 1985. The 1985 Basic Compensation shall be paid in the same installments in which it is now being paid, and any increase in compensation attributable to an increase in the CPI during the calendar year 1985 shall be payable in a lump sum as soon as the amount is determinable following December 31, 1985.

In the event that the aggregate compensation of the Employee shall be increased for the year 1985 by reason of the foregoing provisions, the aggregate compensation paid or accrued shall, for the year 1986, become the Basic Compensation to be paid during such year, increased or decreased by subsequent changes in the CPI during such year; and comparable adjustments, made in like manner, shall be made in each ensuing year thereafter during the term of this Agreement. In the event of a reduction in the CPI during any year, the Basic Compensation payable to the Employee for such year shall be reduced in the same proportion as the reduction in the CPI (but not below $75,000) and the Basic Compensation for the following year shall be the total compensation paid the previous year, giving effect to such reduction. In the event that the Employee shall have been overpaid for any year (through payment of installments of Basic Compensation), the amount of such overpayment shall be offset against the next ensuing installments of Basic Compensation payable following the determination of overpayment, or, at the option of the Employee, shall be repaid by him in full in cash when so determined.

4. Duties. The Employee is engaged as an executive to supervise and direct the activities of the Employer in the conduct of its real estate investment business, including the development, construction, financing, and promotion of new investment opportunities, as well as operation of all facilities; and, in addition, the Employee shall have general responsibilities and supervision over the conduct of the business of any subsidiary of the Employer, whether or not such subsidiary shall be engaged in the real estate investment business. In case the Employee shall be an officer of the Employer, or of a subsidiary of the Employer, during the term of this Agreement, the Employee shall have such duties in addition to the general statement thereof here made as shall be prescribed by the Bylaws or the Board of Directors from time to time. In such event, Employee shall serve in such capacity or capacities without further compensation.

5. Extent of Service. The Employee shall devote substantially his entire time, attention, and energies to the business of the Employer, and shall not during the term of this Agreement be engaged in any other business activity to a material extent whether or not such business activity is pursued for gain, profit, or other proprietary advantage; but this shall not be construed as preventing the Employee from investing his assets in such form or manner as will not require any substantial services on the part of the Employee in the operation of such investments or in the affairs of the Companies in which such investments are made.

6. Corporate Opportunity. The Employee acknowledges the value to the Employer of his knowledge, contacts, and working relationships with present and prospective customers, suppliers, lending institutions and other persons dealing with the Employer in the various aspects of its real estate investment activities. Employee agrees to utilize all of such capabilities solely for the full use and benefit of the Employer and to first offer to the Employer any and all of those opportunities which shall come to his knowledge and fall within the designated area of business which the Board of Directors may, from time to time, designate as business of the Employer.

7. Working Facilities. The Employee shall be furnished with a private office, stenographic help, the use of an automobile owned by the Employer, and such other facilities and services, suitable to his position and adequate for the performance of his duties.

8. Expenses. The Employee is authorized to incur reasonable expenses for promoting the business of the Employer, including expenses for entertainment, travel and similar items. The Employer will reimburse the Employee for all such expenses upon presentation by the Employee, from time to time, of an itemized account of such expenses.

9. Vacation. The Employee shall be entitled each year to a vacation period suitable to his position and subject to the over-sight of the Board of Directors, during which time his compensation shall be paid in full. Vacations may be taken at such times as the Employee may choose, but such vacations shall not be timed in such a manner as to interfere with the reasonable performance of his services to the Employer by the Employee.

10. Additional Benefits. Employer acknowledges the desirability of developing additional benefits for its employees, and in particular its executive employees. Specifically, it recognizes the ultimate desirability of developing a retirement program, a life insurance and disability insurance program, and some form of bonus or profit sharing benefits based upon the success of its operations.

Employer and Employee agree that the development of such programs is a time consuming and complex task requiring consultation with counsel, accountants, banks, insurance companies and agents, actuaries, and possibly others. For these reasons it is not now possible in connection with the execution of this Agreement to extend to Employee any existing plan or benefit of the type mentioned but which the Employer proposes to adopt in the future.

Employer agrees and represents to Employee that the Employer will undertake the investigation and study of these additional benefits and will use its best efforts to establish and implement a retirement program covering Employee providing for pension payments upon retirement at age 65, a life insurance and disability income program providing benefits to the Employee or his beneficiaries in the event of his death or total disability while so employed, and some form of incentive compensation such as a bonus plan or a profit sharing plan to reward the Employee on the basis of the profitability of the operations of Employer; all of which benefits to be commensurate with benefits payable under like programs established by other companies engaged in the same business of a like size and volume to executives holding similar positions.

11.  Termination of Employment.

11.1 Death. In the event of the death of the Employee during the term of this Agreement, Basic Compensation shall be paid through the end of the month in which death occurs in accordance with the Employer's regular practice.

11.2 Disability. In the event the Employee's employment terminates due to "Disability", the Employee shall be entitled to receive 100% of his Basic Compensation at the rate in effect at the time of such termination, payable in monthly installments, for a period of 12 months commencing with the month following such termination, reduced however, by amounts received in respect of the same period of time under other long-term disability programs provided by the Employer or from workmen's compensation benefits.

"Disability", for purposes of this Agreement, shall mean the Employee's permanent physical or mental disability so as to render him incapable of carrying out his duties under this Agreement. A determination of Disability shall be subject to the certification of a qualified medical doctor agreed to by the Employer and the Employee, or, in the event of the Employee's incapacity to designate a doctor, the Employee's legal representative. In the absence of agreement between the Employer and the Employee, each party shall nominate a qualified medical doctor and the two doctors shall select a third doctor, who shall make the determination as to Disability.

11.3  Termination by the Employer Other Than for Disability or Cause.

  (a) In the event the Employer terminates the Employee's employment for any reason other than for Disability, as provided in Section 11.2 above, or for Cause, as provided in Section 11.5 below, the Employer shall pay to the Employee, or his beneficiary, in the event of his death prior to the completion of such payments, an amount equal to his Basic Compensation at the rate in effect at the time of such termination for each year (prorated for a partial year) of the unexpired term of this Agreement. Such amounts shall be paid in monthly installments at the end of each month during such unexpired term unless, at the election of the Employee filed in writing with the Employer within 60 days following the effective date of termination, the Employee elects to receive such payments in a lump sum, in which event the Employer shall, within 60 days of the date of such election, pay such amount in a lump sum, discounted, however, to present value at 10% annual interest. This Section 11.3 shall in no way limit the Employee's rights to Employer benefits, including, without limitation, maintenance of insurance and pension benefits in the event the Employer terminates the Employee's employment.

  (b) The word "termination", for the purpose of this Section 11.3, shall mean, in addition to a termination by the Employer of the employment of the Employee, as described in Section 11.3(a) above, the following:

     (i) a determination by the Employee made in good faith that as a result of a change in control of the Employer and a change in circumstances thereafter significantly affecting his position, he is unable to carry out the authorities, powers and duties attached to his position. A "change in control of the Employer" shall be deemed to have occurred if (1) the beneficial ownership of over 50% of the common stock of the Employer is held directly or indirectly by any person or group of persons (excluding the Employee) acting in concert so as to be reportable as such under the Securities Exchange Act of 1934, or (2) a majority of the members of the Board of Directors of the Employer cease to be persons now serving in such capacity or persons nominated by or with the approval of the present majority of the Board of Directors.

     (ii) the liquidation, dissolution, consolidation, or merger of the Employer or the transfer to another entity or any other person of all or a significant portion of its assets if such successor to the employer does not agree to assume this Agreement.

An election by the Employee to terminate his employment given under the provisions of this Section 11.3(b) shall not be deemed a voluntary termination of employment by the Employee for the purpose of this Agreement or any plan or practice of the Employer. In the event the Employee is terminated as described in Section 11.3, there will be no offset to any benefits due him hereunder on account of any salary, bonus and continuing benefits earned by him from employment elsewhere following his termination of employment with the Employer.

11.4 Voluntary Termination. In the event the Employee terminates his employment on his own volition prior to his 62nd birthday, other than in the case of a termination under Section 11.2 or 11.3 above, such termination shall constitute a voluntary termination and in such event the Employee shall be entitled the Compensation provided in Section 3 through the date of termination. Except as provided in this Section 11.4 below, the Employee shall have no further rights or entitlements under this Agreement in the event of a voluntary termination of employment as hereinabove defined. This
Section 11.4 shall in no way limit the Employer's rights pursuant to this Agreement in the event the Employee voluntarily terminates employment in breach of this Agreement.

11.5  Termination for Cause.

  (a) The termination of the Employee's employment shall be deemed to have been for Cause only if termination of his employment shall have been the result of

     (i) any act or acts committed by the Employee constituting a felony, or

     (ii) The Employee's willful and gross negligence or willful and gross neglect in carrying out his duties and authorities hereunder which results, or which, if continued, might reasonably be expected to result, in material harm to the Employer.

  (b) In the event the Employee's employment is terminated for Cause as provided in this Section 11.5, the Employee shall be entitled to the Basic Compensation through the date of termination.

12. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if given in writing and if sent by certified mail to his residence in the case of the Employee, or to its principal office in the case of the Employer.

13. Waiver of Breach. The waiver by the Employer of a breach of any provision of this Agreement by the Employee shall not operate or be construed as a waiver of any subsequent breach by the Employee.

14. Assignment. The performance of the duties of the Employee are considered to be personal to the Employee and no assignment by the Employee of this Agreement shall have any force or effect.

15. Entire Agreement. This instrument contains the entire agreement of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date first hereinabove set forth.

NATIONAL PROPERTIES CORPORATION

By: /S/ Robert W. Guely
       Vice President

ATTEST:

/S/ KRISTINE M. FASANO
SECRETARY

/S/RAYMOND DI PAGLIA
Raymond Di Paglia

This Amended and Restated Employment Agreement is acknowledged and approved this 15th day of March, 1985, by the following members of the Board of Directors.


Robert E. Combs

/S/ ROBERT H. JAMERSON
Robert H. Jamerson

/S/WILLIAM D. BUZARD
William D. Buzard

/S/KRISTINE M. FASANO
Kristin M. Fasano




Exhibit 10.2
1991 EMPLOYMENT CONTRACT


        THIS AGREEMENT is made as of January 1, 1991, between NATIONAL PROPERTIES CORPORATION, hereinafter called the "Employer," and RAYMOND DI PAGLIA, hereinafter called the "Employee."

R E C I T A L S

        A. On March 15, 1985, the Employer and the Employee entered into an agreement entitled "Amended and Restated Employment Contract" (the "Old Contract") under which the Employee was employed by the Employer.

        B. Effective December 31, 1990, by mutual agreement, the Employer and the Employee terminated the "Old Contract."

        C. Effective as of January 1, 1991, the Employer and the Employee desire to enter into this 1991 Employment Contract (the "Agreement") under which the Employer will employ the Employee on the terms and conditions hereinafter set forth.

        NOW, THEREFORE, the Employer and the Employee hereby agree as follows:

1. As a matter of convenience, the parties elect to adopt and incorporate by reference herein each of the following Sections of the Old Contract as fully and completely as though set forth herein in their entirety: 1. Employment. 4. Duties. 5. Extent of Services. 6. Corporate Opportunity.
7. Working Facility.  8. Expenses.  9. Vacation.  10. Additional Benefits.
11.1. Death.
11.2. Disability. 11.3 Termination by the Employer Other Than for Disability or Cause (including the amendments to Sections 11.3(a) and 11.3(b) (ii) effective June 21, 1985). 11.4 Voluntary Termination. 11.4.A. Termination Upon Liquidation or Dissolution (as added effective June 21, 1985). 11.5. Termination for Cause. 12. Notices. 14. Assignment. 15. Entire Agreement.

        2.  Section 2 of the Agreement is set forth below:

        2. Term and Extension. Subject to the provisions for termination as hereinafter provided, this Agreement shall be effective as of January 1, 1991, and, subject to the extension provision set forth below in this Section 2, this Agreement shall terminate on December 3l, 2000. The expiration date of the initial ten year term provided by this Agreement shall automatically be extended for one year on each and every January 1 commencing January 1, 1992, without action on the part of any person; provided, however, that the Board of Directors of the Employer, may, by majority vote taken prior to the end of any given year, suspend the automatic one year renewal which otherwise would be effective as of the following January 1; it being the intention of the parties to provide for a continuous ten year term unless affirmative action is taken by the Board of Directors each year to void the automatic one year extension.

        3.  Section 3 of the Agreement is set forth below:

        3. Compensation. For all services rendered by the Employee under this Agreement during the calendar year 1991, the Employer shall pay the Employee "Basic Compensation" of $91,243. That amount includes $86,898 as the "Basic Compensation" for 1990 under the Old Contract, and $4,345 as the compensation adjustment due for 1990 under the Old Contract. Commencing with the calendar year 1991, the compensation provided for herein shall be adjusted in the manner herein specified. The 1991 Basic Compensation shall be increased, but not decreased, to give effect to changes in cost of living levels, in the same proportion as the Consumer Price Index ("CPI") published by the U.S. Department of Labor shall increase during the calendar year 1991. The 1991 Basic Compensation shall be paid in the same installments in which it was being paid under the Old Agreement, and any increase in compensation attributable to an increase in the CPI during the calendar year 1991 shall be payable in a lump sum as soon as the amount is determinable following
December 31, 1991.

        The aggregate compensation of the Employee paid or accrued for the year 1991, including any increase which occurs by reason of the foregoing provisions, shall become the Basic Compensation to be paid during the year 1992, increased, but not decreased, by subsequent changes in the CPI during such year. Any increase shall be payable in a lump sum as soon as the amount is determinable following December 31, 1992. Comparable adjustments, made in like manner, shall be made in each ensuing year thereafter during the term of this Agreement.

        IN WITNESS WHEREOF, the parties have executed this Agreement on the date first hereinabove set forth.

        NATIONAL PROPERTIES CORPORATION

        By____/S/ Robert W. Guely __________________
        Vice President

        ATTEST:

        _______/S/ Kristine M. Fasano________________
        Secretary

        _______/S/ Raymond Di Paglia _______________
        Raymond Di Paglia



        This 1991 Employment Contract is acknowledged and approved this 18th day of January, 1991, by he following members of the Board of Directors:


/S/ Robert E. Combs
     Robert E. Combs

/S/ Robert H. Jamerson
     Robert H. Jamerson

/S/ William D. Buzard
     William D. Buzard

/S/ Kristine M. Fasano
     Kristine M. Fasano




Exhibit 10.3
1999 EMPLOYMENT CONTRACT


        THIS AGREEMENT is made November 20, 1998, between NATIONAL PROPERTIES CORPORATION, hereinafter called the "Employer," and RAYMOND
DI PAGLIA, hereinafter called the "Employee."

R E C I T A L S

        A. On March 15, 1985, the Employer and the Employee entered into an agreement entitled "Amended and Restated Employment Contract" (the "Old Contract") under which the Employee was employed by the Employer.

        B. Effective December 31, 1990, by mutual agreement, the Employer and the Employee terminated the "Old Contract."

        C. On January 1, 1991, the Employer and the Employee entered into an agreement entitled the "Agreement" under which the Employee was employed by the Employer.

        D. Effective December 31, 1998, by mutual agreement the Employer and the Employee will terminate the 1991 "Agreement".

        E. Effective January 1, 1999, the Employer and the Employee desire to enter into this 1999 Employment Contract (the "1999 Contract") under which the Employer will employ the Employee on the terms and conditions set forth:

        NOW, THEREFORE, the Employer and the Employee hereby agree as follows:

1. As a matter of convenience, the parties elect to adopt and incorporate by reference herein each of the following Sections of the Old Contract as fully
and completely as though set forth herein in their entirety:	1.
Employment.  4. Duties.  5. Extent of Services.  6. Corporate Opportunity.
7. Working Facility.  8. Expenses.  9. Vacation.  10. Additional Benefits.
11.1. Death. 11.2. Disability. 11.3 Termination by the Employer Other Than for Disability or Cause (including the amendments to Sections 11.3(a) and 11.3(b) (ii) effective June 21, 1985). 11.4 Voluntary Termination. 11.4.A. Termination Upon Liquidation or Dissolution (as added effective June 21,
1985). 11.5. Termination for Cause. 12. Notices. 14. Assignment. 15. Entire Agreement.

2.  Section 2 of the Agreement is set forth below:

	2. Term and Extension. It is the intention of the parties that unless otherwise terminated in accordance with the provisions of this Agreement that the term of this Agreement shall always be for ten (10) years. To that end, the initial term shall end on December 31, 2008 but, unless the Board of Directors of the Employer shall by majority vote otherwise direct in December of each year beginning in 1999, the term shall automatically be extended so as to end on December 31st of the tenth year thereafter.  For instance, unless the Board shall so act in December of 1999 to cancel this automatic extension, the term shall be extended until December 31, 2009, and so on.
3.	Section 3 of the Agreement is set forth below:

	3. Compensation. For all services rendered by the Employee under this Agreement during the calendar year 1999, the Employer shall pay the Employee "Basic Compensation" of $120,000. Commencing with the calendar year 2000, the compensation provided for herein shall be adjusted in the manner herein specified. The 1999 Basic Compensation shall be increased, but not decreased by the greater of 3% or any increase in the Cost of Living in the same proportion as the All Urban Consumers Price Index ("CPI-U") published by the U.S. Department of Labor shall increase during the calendar year 1999. The 1999 Basic Compensation shall be paid in the same installments in which it was being paid under the 1991 Agreement, and any increase in compensation attributable to an increase in the CPI during the calendar year 1999 shall be payable in a lump sum as soon as the amount is determinable following
December 31, 1999.

        The aggregate compensation of the Employee paid or accrued for the year 1999, including any increase which occurs by reason of the foregoing provisions, shall become the Basic Compensation to be paid during the year 2000, increased, but not decreased, by the greater of 3% or subsequent changes in the CPI during such year. Any increase shall be payable in a lump sum as soon as the amount is determinable following December 31, 2000. Comparable adjustments, made in like manner, shall be made in each ensuing year thereafter during the term of this Agreement.

        IN WITNESS WHEREOF, the parties have executed this Agreement on the date first herein above set forth.

NATIONAL PROPERTIES CORPORATION

By____/S/ Kristine M. Fasano_________________
Kristine M. Fasano, Vice President/Secretary

______/S/ Raymond Di Paglia _________________
Raymond Di Paglia

        This 1999 Employment Contract is acknowledged and approved this 20th day of November, 1998, by the following members of the Board of Directors:


/S/ William D. Buzard
    William D. Buzard

/S/ Robert H. Jamerson
    Robert H. Jamerson

/S/Kristine M. Fasano
    Kristine M. Fasano




Exhibit 10.4

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



By:/S/ Kristine M. Fasano
    Kristine M. Fasano, Secretary


/S/ Raymond Di Paglia
    Raymond Di Paglia

  This November 15, 2002 Amendment to the November 20, 1998 Employment Contract is acknowledged and approved this 15th day of November, 2002 by the following members of the Board of Directors:


/S/ Kristine M. Fasano
    Kristine M. Fasano


/S/ Robert H. Jamerson
    Robert H. Jamerson


/S/ Tim Lynch
    Tim Lynch

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   (Reserved)

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


Date  __3/30/05__          By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)   (Reserved)

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


Date  __3/30/05__          By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer


Exhibit 32.1
CERTIFICATION


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of National Properties Corporation (the "Company") on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 30, 2005 (the "Form 10-K"), we, the undersigned officers of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Annual Report on Form 10-K fully complies with the
requirements of Section 13(a) or 15 (d) of the Securities
Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.	The information contained in the Annual Report on Form 10-K
fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date    3/30/05

                            By _____/S/__Raymond_Di_Paglia_________
                               Raymond Di Paglia, President and Chief
                               Executive Officer

and

                            By _____/S/__Kristine_M._Fasano__________
                                Kristine M. Fasano, Vice President,
                                Secretary and Treasurer