Form 10-Q
period 2005-03-31
NATIONAL PROPERTIES CORP
filed 2005-05-12
CIK 70453

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2005      Commission file number 0-305


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

COMMON STOCK (PAR VALUE $1.00)
409,133 SHARES AS OF APRIL 30, 2005

PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

NATIONAL PROPERTIES CORPORATION
BALANCE SHEETS

ASSETS

                                           March 31,  December 31,
                                             2005          2004
CURRENT ASSETS
Cash                                       1,605,373    1,538,644
Receivables                                    4,579       12,913
Accrued rental income                        200,535      184,145
Prepaid expenses and other current assets     10,804      122,157
                                          ----------   ----------
Total current assets                       1,821,291    1,857,859
                                          ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
Land                                       5,178,890    5,196,232
Buildings and improvements                41,286,819   41,280,399
Furniture and equipment                      124,218      124,218
                                          ----------   ----------
                                          46,589,927   46,600,849

Less - accumulated depreciation           12,344,426   12,073,082
                                          ----------   ----------
Property and equipment - net              34,245,501   34,527,767
                                          ----------   ----------

OTHER ASSETS
Marketable securities                      1,281,278    1,286,898
Other assets                                 282,426      115,000
                                          ----------   ----------
Total other assets                         1,563,704    1,401,898
                                          ----------   ----------

                                          37,630,496   37,787,524
                                          ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                              40,797       11,642
Accrued liabilities                          123,792      153,394
Advance rents                                260,908      300,015
Federal and state income taxes               220,907           -
                                          ----------   ----------
Total current liabilities                    646,404      465,051
                                          ----------   ----------
LONG-TERM DEBT                             7,800,000    8,800,000
                                          ----------   ----------
DEFERRED INCOME TAXES                      1,948,527    1,908,803
                                          ----------   ----------

STOCKHOLDERS' EQUITY
Common stock - $1 par value
Authorized - 5,000,000 shares
Issued - 409,133 shares                      409,133      409,133
Retained earnings                         26,307,047   25,681,612
Accumulated other comprehensive income       519,385      522,925
                                          ----------   ----------
Total stockholders' equity                27,235,565   26,613,670
                                          ----------   ----------
                                          37,630,496   37,787,524
                                          ==========   ==========

NATIONAL PROPERTIES CORPORATION
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                For Quarter Ended
                                                    March 31,
                                              2005          2004
Income
Lease rental income                       1,509,578     1,510,685
Dividend and interest income                 11,583         7,157
Gain on sale of securities                       -         15,327
Gain on sale of property                     56,233            -
                                          ---------     ---------
Total income                              1,577,394     1,533,169
                                          ---------     ---------
Expenses
Depreciation                                271,344       285,208
Interest                                     99,272        94,557
Salaries and wages                           74,861        72,498
Property, payroll and misc. taxes            36,871        38,030
Other expenses                               95,949        81,713
                                          ---------     ---------
Total expenses                              578,297       572,006
                                          ---------     ---------

Income before income taxes                  999,097       961,163
Federal and State income taxes              373,662       359,000
                                          ---------     ---------
Net income                                  625,435       602,163
                                          ---------     ---------



Other comprehensive Income (Losses):
Unrealized holding losses on
marketable securities arising
during the period                            (5,620)      (32,067)
Less reclassification adjustment for
gains included in net income                     -         15,327
Less income tax (benefit) related
to unrealized holding losses                 (2,080)      (17,536)
                                          ---------     ---------
Other comprehensive losses
net of tax                                   (3,540)      (29,858)
                                          ---------     ---------
Comprehensive income                        621,895       572,305
                                          =========     =========

Net income per share of common stock          $1.53         $1.47
Weighted average shares
outstanding                                 409,133       409,133
Dividends per share                            None          None



NATIONAL PROPERTIES CORPORATION
STATEMENTS OF CASH FLOWS


                                                For Quarter Ended
                                                    March 31,
                                               2005          2004
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                  625,435       602,163
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                271,344       285,208
Deferred income taxes                        41,804        29,673
Gain on sale of securities                       -        (15,327)
Gain on sale of property                    (56,233)           -
Changes in assets and liabilities:
Accounts receivable                           8,334        15,803
Accrued rental income                       (16,390)           -
Prepaid expenses                              4,331         4,199
Accounts payable and accrued expenses          (447)      (15,308)
Federal and State income taxes              327,929       263,011
Advance rents                               (39,107)      (21,090)
                                          ---------     ---------
Net cash provided by operations           1,167,000     1,148,332
                                          ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property                         (6,420)     (185,845)
Proceeds from sale of securities                 -         35,314
Proceeds from sale of properties             73,575            -
Purchase of other assets                   (167,426)           -
                                          ---------     ---------

Net cash used in investing activities      (100,271)     (150,531)
                                          ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
Payments on credit line borrowings       (1,000,000)   (1,000,000)
                                          ---------     ---------
Net cash used in financing activities    (1,000,000)   (1,000,000)
                                          ---------     ---------

Net change in cash                           66,729        (2,199)
Cash at beginning of period               1,538,644       326,210
                                          ---------     ---------
Cash at end of period                     1,605,373       324,011
                                          =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for
Interest expense                             64,495        62,544
Income tax payments                           3,929        66,316

NATIONAL PROPERTIES CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

The accompanying condensed financial statements are not audited but reflect all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Amounts shown in the balance sheet as of December 31, 2004 have been derived from the audited financial statements as of that date. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of National Properties Corporation for the year ended December 31, 2004.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 153, Exchanges of Nonmonetary Assets-an amendment to APB Opinion
29. SFAS No. 153 eliminates the exception in APB 29 that permits the exchange of productive assets not held for sale in the ordinary course of business to be accounted for based on the recorded amount of the nonmonetary asset relinquished rather than fair value. Therefore, under APB 29, gain or loss was generally not recognized on the exchange of productive assets. Real estate investments acquired by the Company are not held for resale but are held as productive assets. When the Company disposes of a property, it will generally exchange that property for another productive property and historically had accounted for such exchanges in accordance with APB 29. The Company has adopted SFAS Statement No. 153 and will apply its effect prospectively.

Cash

The Company's cash balance on March 31, 2005 includes proceeds of $1,244,000 from the December 28, 2004 sale of a convenience store and office building properties. These funds are being held in escrow with a qualified intermediary pending the purchase of replacement property in an Internal Revenue Code Section 1031 tax-free exchange.

Long Term Debt

The Company has a revolving credit agreement dated February 8, 2001, with Wells Fargo Bank, N.A. The credit facility permits the Company to borrow up to $15,000,000. At March 31, 2005, $7,800,000 ($8,800,000 at December 31, 2004) was outstanding under the agreement which matures on April 30, 2006. The revolving period of the agreement provides for annual extensions each April 30th at the mutual agreement of the bank and the Company. Advances under the credit facility bear interest at 0.75% below the bank's base rate. At March 31, 2005, the outstanding balance accrued interest at 5.00%. In addition, the agreement requires the Company to pay an annual commitment fee of 1/8 of 1% (payable quarterly) on the unused portion of the line of credit commitment. The credit agreement contains various covenants, including limitations on additional borrowings and maintaining a minimum free cash flow, as defined in the agreement, of $1,800,000 per year measured as of the end of each fiscal quarter on an annualized basis. The Company was in compliance with all covenants at March 31, 2005. The line of credit is secured by first mortgages on nine properties that had a net book value of approximately $7,300,000 at March 31, 2005.

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

Merger

On January 14, 2005, the Company's board of directors approved and adopted a definitive agreement and plan of merger (the "Merger Agreement") for the Company to merge with and into a wholly owned subsidiary of Commercial Net Lease Realty Inc. (Commercial). Commercial invests in high quality, single-tenant retail and office properties subject to long term, net leases with established tenants. As of March 31, 2005, Commercial owned 379 investment properties in 38 states which were leased to 155 corporations in 58 industry classifications. The Merger Agreement provides for shareholders of the Company to receive four shares of Commercial common stock for each share of Company stock they own. Further, as a condition to Commercial's obligation to close the merger, the Company must pay a dividend to its shareholders of $20.8 million, or approximately $50.84 per share. This special dividend will be paid out prior to closing only if all other conditions to the merger have been satisfied or waived prior to the closing of the merger. Completion of the merger is subject to customary closing conditions, including the approval of the holders of a majority of the Company's outstanding common stock. Company shareholders holding approximately 53% of the Company's outstanding common stock have entered into a shareholder agreement with Commercial to vote in favor of the merger. However, Commercial may terminate the Merger Agreement if a majority of the Company's shareholders who are not bound by the shareholder
agreement do not approve the merger.   The Merger Agreement is
expected to be voted upon at a special meeting of the Company's shareholders on June 13, 2005. If the merger is approved by the Company's shareholders as required by the Merger Agreement, the Company anticipates that the merger will be completed not later than the second quarter of 2005.

Operating Results

Lease revenues for the first quarter 2005, were $1,510,000, compared to $1,511,000 for the same period in 2004. The decrease in lease revenues relative to the first quarter of 2004 was attributed to the net negative effect of the following factors:
(1) a decrease in lease revenues of $20,000 due to the sale of a Git-N-Go convenience store property and a QuikTrip office building in December 2004; (2) a net increase in lease revenues of $3,000 due to escalation clauses in lease agreements, lease renewals, and expirations of lease agreements, and (3) an increase of $16,000 in accrued rental income.

The Company recorded investment income of $11,000 for the first quarter of 2005 compared to $7,000 for the same period in 2004. The increase was due to interest earned of $4,000 on a deposit held in an escrow account by a qualified intermediary pending an Internal Revenue Code Section 1031 exchange. The Company recorded no sales of marketable securities in the first quarter of 2005 compared to $15,000 in gains from the sale of securities in the first quarter of 2004.

The Company recorded a gain of $56,000 in the first quarter of 2005 from the sale of approximately 10% of its land in Chandler, Arizona to the City of Chandler for right-of-way use. The Company had no property sales in the first quarter of 2004.

Operating expenses increased $6,000 or 1.1% in the first quarter of 2005 over the same period in 2004.

Depreciation expense decreased $14,000 in the first quarter of 2005 from the first quarter of 2004 due to certain properties reaching the end of their economic lives for depreciation purposes.

Interest expense increased $5,000 in the first quarter 2005 over the same period in 2004 due to a combination of higher borrowing costs and lower average outstanding debt. Average outstanding debt in the first quarter 2005 was $8,363,000 compared to $11,488,000 for the first quarter of 2004. The interest rate on the Company's revolving line of credit increased from 3.25% to 5.00% in the twelve months ended March 31, 2005 in response to hikes in the prime rate related to interest rate increases by the Federal Reserve Board. The average interest rate on borrowings in the first quarter 2005 was 4.75% compared to 3.30% for the first quarter 2004.

Other general and administrative (G & A) expenses increased a net
$15,000 in the first quarter 2005 and primarily reflected increases over the first quarter of 2004 in compensation costs, legal and accounting fees, repairs and corporate fees.

Earnings per share increased $0.06 in the first quarter 2005 to $1.53 as compared to the $1.47 earned in the first quarter of 2004.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Company's main sources of liquidity are lease rentals from commercial tenants, borrowings on its long term revolving line of credit used to fund property acquisitions, and income from its investment portfolio. Cash outflows primarily consist of payments for operating expenses, interest expense, income taxes, dividends to stockholders, payments to acquire equity securities for investment, and repayment of borrowings on its bank credit line. The Company's cash flow from operations was $1,167,000 for the first quarter of 2005 compared to $1,148,000 and $1,084,000 for the first quarter of 2004 and 2003, respectively.

As of March 31, 2005, the Company's main sources of liquidity consisted of $1,605,000 in cash, marketable securities having a market value of approximately $1,281,000 and the $7,200,000 remaining loan balance available on its revolving credit facility with Wells Fargo Bank. In addition, the Company owns unencumbered real estate having an aggregate book value of approximately $26,900,000. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

Contractual Obligations

If the shareholders approve of the merger at their meeting on June 13, 2005 (see Part I, Item 2 - Merger), the Merger Agreement requires the Company to pay a $20.8 million cash dividend to the Company's shareholders. The Company intends to liquidate its marketable securities and obtain bank financing in order to fund such dividend.

At March 31, 2005, the Company also had a contractual obligation under a revolving credit facility with Wells Fargo Bank. At March 31, 2005, the Company had outstanding borrowings of $7,800,000 under the facility and a commitment to pay a user fee of 1/8 of 1% (payable quarterly) on the unused portion of the $15,000,000 credit line. The credit facility has been extended to mature April 30, 2006.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

The Company is exposed to price fluctuations on its available for sale marketable equity securities portfolio. These investments are generally in companies with large capitalizations. The Company does not attempt to reduce or eliminate the market exposure on these securities. The Company reports the results of price fluctuations on its marketable equity securities portfolio as unrealized holding gains and losses in its statement of income and comprehensive income. For the three-month period ended March 31, 2005 and 2004, the Company recorded an unrealized holding loss, net of income taxes of $4,000 and $30,000 respectively.

Item 4.  CONTROLS AND PROCEDURES

     a. The President, Chief Executive Officer and the Vice President, Secretary-Treasurer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the President, Chief Executive Officer and Vice President, Secretary-Treasurer have concluded that these disclosure controls and procedures are effective.

     b. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS

        None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

        None

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

Item 5. OTHER INFORMATION

        None



Item 6. EXHIBITS

     a. A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

     b. Current report on Form 8-K filed January 18, 2005 pursuant to Item I (Entry into a Material Definitive Agreement), and Item 9 (Regulation FD disclosure).



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PROPERTIES CORPORATION


Date  __5/11/05__         By: ___/S/__Raymond_Di_Paglia_________
                              Raymond Di Paglia, President and
                                Chief Executive Officer

Date  __5/11/05__         By: ___/S/__Kristine_M._Fasano________
                              Kristine M. Fasano, Vice President,
                                Secretary-Treasurer


                          EXHIBIT INDEX

Exhibit                                                      Page

   31.1   Certification of President, Chief Executive          13
          Officer pursuant to Section 302 of The Sarbanes-
          Oxley Act.

   31.2   Certification of Vice President, Secretary-          15
          Treasurer pursuant to Section 302 of The Sarbanes-
          Oxley Act.

   32.1   Certification of President, Chief Executive          17
          Officer and Vice President, Secretary-Treasurer pursuant to Section 906 Certification of the Sarbanes-Oxley Act.


Exhibit 31.1
                              CERTIFICATIONS

I, Raymond Di Paglia, certify that:

1.  I have reviewed this Form 10-Q of National Properties
Corporation:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date  __5/11/05__         By: ___/S/__Raymond_Di_Paglia_________
                              Raymond Di Paglia, President and
                              Chief Executive Officer


Exhibit 31.2

I, Kristine M. Fasano, certify that:

1.  I have reviewed this Form 10-Q of National Properties
Corporation:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date  __5/11/05__         By: _____/S/__Kristine_M._Fasano________
                              Kristine M. Fasano, Vice President,
                              Secretary-Treasurer


Exhibit 32.1
CERTIFICATION


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Properties Corporation (the "Company") on Form 10-Q for the three months ended March 31, 2005 as filed with the Securities and Exchange Commission on May 11, 2005 (the "Form 10-Q"), we, the undersigned officers of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     2. The information contained in the Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date    5/11/05

                          By ____/S/__Raymond_Di_Paglia_________
                              Raymond Di Paglia, President and
                              Chief Executive Officer

and

                          By____/S/__Kristine_M._Fasano__________
                               Kristine M. Fasano, Vice President,
                               Secretary and Treasurer